Form 10-K
PIONEER GROUP INC
filed 1995-03-31
CIK 733060

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  Form 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                Commission
For the fiscal year ended December 31, 1994                   File No. 0-8841

                           THE PIONEER GROUP, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

           Delaware                                              13-5657669
-------------------------------                              ------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 60 State Street, Boston, Massachusetts                             02109
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone no., including area code:                (617) 742-7825
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $ .10 per share
                   ---------------------------------------
                               (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the incorporation by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

        Based on the last sale price of the Registrant's Common Stock on the Nasdaq National Market ($19.75) on March 15, 1995, the aggregate market value of the shares of voting stock held by non-affiliates of the Registrant on that date was $381,022,352.

        As of March 15, 1995, 24,791,028 shares of the Registrant's Common Stock, $ .10 par value, were outstanding.

Documents Incorporated by Reference
-----------------------------------

(1) Portions of the 1994 Annual Report to Stockholders are incorporated by reference into Parts I and II (as indicated in such parts).

(2) Certain information called for by Part III (as indicated therein) is incorporated from the Registrant's definitive proxy materials for use in connection with the 1995 Annual Meeting of Stockholders.

                                    PART I

ITEM 1.   BUSINESS.

OVERVIEW

        Financial Services. The Pioneer Group, Inc., a Delaware corporation organized in 1956 (the "Company"), and its wholly-owned subsidiaries are engaged in four lines of financial services in the United States: (a) investment manager to 31 open-end U.S. registered investment companies and one closed-end U.S. registered investment company (collectively, "mutual funds"), including seven mutual funds sold in connection with the Pioneer Variable Contracts Trust, which was introduced in March 1995, (b) distributor of shares of open-ended mutual funds, (c) venture capital investor and manager, and (d) shareholder servicing agent for mutual funds. Through its Warsaw, Poland operations, the Company also manages and distributes units of a mutual fund and owns 50% of a unitholder servicing agent. In addition, the Company has invested in investment management operations in Taiwan, Russia, India and the Czech Republic.

        Other Businesses. The Company also owns 90% of Teberebie Goldfields Limited, a gold-mining venture in the Republic of Ghana and participates in several non-financial ventures in Russia, including a joint venture pursuing the development of timber production, in which the Company has a 50% direct interest and a 7.4% indirect interest.

MANAGEMENT ACTIVITIES

        The Company's wholly-owned subsidiary, Pioneering Management Corporation ("Pioneering Management"), acts as an investment manager of, or subadvisor to, 31 domestic open-end mutual funds, consisting of 11 domestic equity portfolios, ten fixed-income or interest-bearing securities portfolios, five international equity portfolios, four money market portfolios and one balanced portfolio. These portfolios include seven portfolios of Pioneer Variable Contracts Trust which recently commenced business and Pioneer Emerging Markets Fund and Pioneer India Fund which commenced business in 1994.

        All of such open-end mutual funds (hereinafter referred to collectively as the "Funds") are registered under the Investment Company Act of 1940, as amended (the "Act").

        On December 1, 1993, the Company acquired all of Mutual of Omaha Fund Management Company ("FMC"), the investment management subsidiary of Mutual of Omaha Insurance Company ("Mutual of Omaha"). The purchase price for the shares of FMC and related consulting and non-competition agreements was $23.5 million. In addition, the Company may be required to pay Mutual of Omaha an additional amount of up to $3.0 million in the event that certain asset targets are met. As a result of this acquisition, assets under management of the Company and its subsidiaries increased by approximately $1.3 billion on December 1, 1993.

        At March 3, 1995, the Funds had total net assets with a market value of $10.4 billion. In managing such assets, Pioneering Management employs 96 persons, including 29 full-time investment analysts and support staff and 14 account managers.

        Management Contracts with the Funds. Pioneering Management manages each Fund pursuant to management contracts. Each management contract is renewable annually by vote of either the Fund's Board (including a majority of members who are not "interested persons" as defined under the Act) or the Fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the Funds (other than the Funds which were established in 1994 and 1995) were all renewed for an additional year in 1994. Under these contracts, Pioneering Management is authorized in its discretion to buy and sell securities for the accounts of the Funds, subject to certain limitations. In addition, the management contracts between the Funds and Pioneering Management define the ordinary operating expenses to be assumed by each.

        As compensation for its management services, Pioneering Management receives management fees from the Funds which range from 0.40% to 1.25% per year of average daily net assets depending on the Fund and net asset value. On an interim basis, Pioneering Management has agreed to waive management fees and pay certain expenses of selected Funds. Pioneering Management waived, paid and reimbursed $2.1 million pursuant to expense limitation agreements with selected Funds during 1994.

  Other Management Activities

        Pioneer Winthrop Advisers. In 1993, the Company in conjunction with Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership, established Pioneer Winthrop Advisers ("PWA"), an investment adviser registered under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). PWA serves as investment manager for the Pioneer Winthrop Real Estate Investment Fund and the Real Estate Portfolio of Pioneer Variable Contracts Trust, open-end mutual funds (the "Real Estate Funds"). The Real Estate Funds invest in a portfolio consisting primarily of equity real estate investment trusts ("REITS") and other real estate related companies. Pioneering Management and Winthrop Advisors Limited Partnership, an affiliate of WFA, act as subadvisors in providing management services to the Real Estate Funds. At March 3, 1995, the Real Estate Funds had total net assets with a market value of $26 million.

        Pioneer Interest Shares. Pioneering Management also acts as investment manager to Pioneer Interest Shares, Inc., a closed-end mutual fund formerly under management of FMC ("Pioneer Interest Shares"). At March 3, 1995, Pioneer Interest Shares had total net assets with a market value of $95 million.

        Private Accounts. In addition, Pioneering Management acts as an investment manager to five private institutional accounts, acts as a subadvisor to two Luxembourg registered global funds marketed by an independent third party, and acts as a subadvisor to one of a series of portfolios utilized as funding vehicles for a variable life insurance fund (hereinafter referred to collectively as the "Private Accounts"). The Private Accounts had total assets with a market value of $0.5 billion at March 3, 1995.

        Polish Fund. In early 1992, subsidiaries of the Company organized Pioneer First Polish Trust Fund (the "Polish Fund"), the first mutual fund in Poland, and a related joint venture unitholder services business. In July 1992, the Polish Fund began accepting unitholder applications. The Company's wholly-owned subsidiary, Pioneer First Polish Trust Fund Joint Stock Company SA ("Pioneer First Polish") acts as an investment manager and distributor of shares of the Polish Fund. At March 3, 1995, the Polish Fund had net assets with a market value of approximately $418 million. See "Pioneer First Polish Trust Fund" below.

        India Fund. In 1994, subsidiaries of the Company organized Pioneer India Fund (the "India Fund"). PMC acts as an investment manager of the India Fund, and for such services receives a fee equal to 1.25% per annum of the India Fund's average daily net assets. ITI Pioneer AMC Ltd., an Indian company of which PMC owns 45% and Investment Trust of India Limited ("ITI"), an Indian corporation, owns 54%, serves as subadvisor for the India Fund, for which it receives fees ranging from 0.10% to 0.60% of the India Fund's average gross assets invested in India's securities markets. At March 3, 1995, the India Fund had net assets with a market value of approximately $15 million.

        Additional Information. For more information on assets under management and sales of mutual fund shares for the five years ended December
31, 1994 and other industry segment information for the three years ended December 31, 1994, see "Assets Under Management," "Sales of Mutual Fund Shares" and Note 14 -- Financial Information by Business Segment included under Notes to Consolidated Financial Statements in the 1994 Annual Report to Stockholders
(the "1994 Annual Report"), which information is incorporated herein by reference.


DISTRIBUTION OF FUND SHARES

        The Company's indirect wholly-owned subsidiary, Pioneer Funds Distributor, Inc. ("Pioneer Distributor"), acts as principal underwriter and distributor of the shares of the Funds. In 1994, Pioneer Distributor sold shares of the Funds with an aggregate offering price of $1,302 million, including A Shares with an aggregate offering price of $1,166 million and B Shares with an aggregate offering price of $136 million. In connection therewith, Pioneer Distributor received aggregate commissions of $48.1 million, of which $42.5 million was reallowed to approximately 1,600 independent broker-dealers throughout the United States and in several foreign countries. One broker-dealer was responsible for approximately 11% of the sales.

        Underwriting Contracts. Pioneer Distributor provides its underwriting and distribution services pursuant to underwriting contracts, which are substantially identical, with each of the Funds. These one-year contracts are renewable annually by vote of the Fund's Board (including a majority of those who are not "interested persons" as defined under the Act) or shareholders. Each contract terminates if assigned and may be terminated by either party on 60 days' written notice without penalty. The underwriting contracts for each of the Funds (other than the Funds which were established in 1994 and 1995) were all renewed for an additional year in 1994.

        Sales Charges. Generally, purchasers of shares of the Funds underwritten by Pioneer Distributor pay a sales charge which is the difference between the offering price of the shares and their net asset value, and which varies generally as a percentage of the offering price. These are referred to as front-end load shares. Sales charges on front-end load shares range from zero to 5.75% depending on the Fund and the amount invested. In April 1994, the Company introduced a multi-class share structure for certain of the Funds (the "participating Funds") pursuant to which the participating Funds offer both the traditional front-end load shares and new back-end load shares. On back-end load shares, the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years. The participating Funds generally limit to $250,000 an investment by any one account in back-end load shares of a participating Fund.

        With respect to sales of front-end load shares, Pioneer Distributor may, in its discretion, pay a commission to broker-dealers who initiate and are responsible for sales of $1 million but less than $5 million, ranging from 0.50% to 1.0%, depending on the Fund, and the amount of the sale. Certain purchases not subject to an initial sales charge may be subject to a contingent deferred sales charge ranging from 0.5% to 1.0%, depending on the Fund, in the event of certain redemption transactions within one year. With respect to sales of back-end load shares, Pioneer Distributor will pay commissions to broker-dealers related to sales and service of such shares ranging from 2% to 4% of the sales transaction amount (including a services fee of 0.25% for the first year).

        Most of the sales charge in front-end load shares is reallowed by Pioneer Distributor to dealers through whom the shares are sold. This reallowance varies generally as a percentage of the offering price on sales under $1 million. Reallowances range from 1.0% to 5.0% depending on the Fund and the amount of the sale. Dealer reallowances on new funds and during certain short-term promotions may be increased to 100% or more of the sales charge.

        Distribution Plans. Each of the Funds has a distribution plan(s) pursuant to Rule 12b-1 under the Act which provide for certain payments to be made to Pioneer Distributor. In the case of Funds which offer a single class of shares or in the case of participating Funds with respect to Class A Shares, the distribution plans (the "Class A Plans") provide for payments by such funds of certain expenses up to 0.25% per annum of average daily net assets (0.15% for money market funds). In the case of participating Funds with respect to Class B Shares, the distribution plans (the "Class B Plans") provide for payments by such funds of fees relating to (a) distribution services in an amount not to exceed 0.75% per annum of the average daily net assets of the Class B shares of the participating Fund, and (b) personal and account maintenance services in an amount not to exceed 0.25% of the average daily net assets of the Class B Shares of the participating Fund. In 1994, the Boards of the Funds (other than the Funds which were established in 1994 and 1995) renewed the Class A Plans. In addition, participating Funds began selling Class B Shares in 1994.

        Domestic Sales of Shares of the Funds. Pioneer Distributor is a registered broker-dealer (see "Regulation" below), employing 94 full-time personnel, including 21 regional sales representatives who are responsible for territories comprising most of the United States and Puerto Rico and who work with broker-dealers to promote sales of the Funds' shares in their respective territories. Most of the Funds' shares are sold to the public by securities sales persons registered with the National Association of Securities Dealers, Inc. (the "NASD") who act as representatives of broker-dealer firms, which are members of the NASD and which have signed sales agreements with Pioneer Distributor. Shares of the Funds (except for certain of the Tax-Free Funds) may be sold in all states, by broker-dealers and registered representatives licensed in those states.

        International Sales of Shares of the Funds. Pioneer Fonds Marketing GmbH ("Pioneer Fonds Marketing"), a German company acquired by Pioneer Distributor in 1990, performs marketing, sales and shareholder servicing functions with respect to sales of shares of the Funds in Europe, primarily Germany. Pioneer Fonds Marketing currently has 24 employees and operates from two offices in Europe. In 1994, approximately 24% of the total sales of the United States registered Funds' shares were sold outside of the United States. Of such non-U.S. sales, 82% were sold in Germany.

        Pioneer International Corporation, a Delaware corporation and a wholly-owned subsidiary of the Company ("Pioneer International"), has contractual relationships with two foreign representatives who promote sales of shares of the Company's Polish Fund, which is further described below.

VENTURE CAPITAL

        In 1981, the Company organized a wholly-owned subsidiary, Pioneer Capital Corporation ("Pioneer Capital"), for the purpose of making venture capital investments and managing venture capital funds. In 1986, Pioneer Capital organized a wholly-owned subsidiary, Pioneer SBIC Corp. ("PSBIC"), which is the general partner of Pioneer Ventures Limited Partnership ("PVLP"). PVLP is a Small Business Investment Company ("SBIC") licensed by the U.S. Small Business Administration (the "SBA"). PSBIC is the general partner of PVLP and has an 89.5% interest in PVLP. The limited partnership interests in PVLP represent an 10.5% interest in PVLP and are owned by the four officers of Pioneer Capital (the "Pioneer Capital Principals") who are responsible for the operations and overall success of PVLP.

        At December 31, 1994, Pioneer Capital and PVLP held approximately $17.2 million of investments (at cost) in 24 privately-held companies and $1.0 million (at cost) in six publicly-held companies. The value of these investments as of December 31, 1994 was $19.8 million. During 1994, Pioneer Capital and PVLP had net realized and unrealized gains of $32,000 from its venture capital investment portfolio. As of March 3, 1995, Pioneer Capital and PVLP had a total of $4.8 million cash available for additional investments. Additional capital for investments is available to PVLP through the sale of SBA guaranteed debentures. Through December 31, 1994, PVLP had availed itself of a total of $4.95 million of SBA guaranteed debentures that mature at various times between 1998 and 2003 and bear interest rates between 6.12% and 9.8%.

        In February 1995, PCC formed Pioneer Ventures Limited Partnership II ("PVLP II"), a new SBIC. Pioneer Ventures Management L.P. ("PVM") serves as the general partner of PVLP II. PVM's general partner is Pioneer Management SBIC Corp., a corporation the shareholders of which are the Pioneer Capital Principals. PVM's limited partners are the Company and the Pioneer Capital Principals. The Company holds a 16.7% limited partnership interest in PVLP II and a 45% limited partnership interest in PVM. At March 3, 1995, PVLP II had received funding commitments of $15.0 million from investors.

        Pioneer Capital and its subsidiaries utilize a diversified approach to venture capital investing. Investments are in early-stage businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts or recapitalizations. In general, Pioneer Capital invests in start-up companies in the information and medical technology areas whereas PVLP invests in more established businesses in both technical and non-technical areas. PVLP II will follow a similar investment strategy to PCC and PVLP.

        Venture capital investment portfolio valuations are reviewed quarterly by the Company's Board of Directors and the values of such investments are adjusted when circumstances require. As a general rule, an investment is adjusted up or down, as the case may be, to conform to the price paid by a sophisticated new third-party investor in any subsequent round of financing.
An investment may also be written down if the venture company is substantially behind its business plan and may be written up if there is some other compelling reason for doing so. Securities which are publicly traded are valued on a valuation date at the average of the last sales or closing price on the valuation date and the preceding two days in the principal market in which such securities are traded, with an appropriate discount if such securities are restricted or thinly traded.

        In January 1995, the Company's subsidiaries, with the assistance of a placement agent, raised approximately $35 million from investors in Europe and the United States for venture capital investments in Poland. A second closing of investments aggregating $10 to $15 million is expected. The assets so raised will be invested and managed by the Company's venture capital management operation in Warsaw, Poland.

        The Company also plans to sponsor a venture capital pool, in coordination with the Overseas Private Investment Corporation ("OPIC"), a quasi-U.S. governmental organization that facilitates investments by U.S. companies in foreign countries. The proposed Russian pool will invest in companies in Russia and the former Soviet Union and will be managed by a Moscow-based joint venture investment management operation in which the Company has 55% interest.

SHAREHOLDER SERVICES

        At December 31, 1994, the Funds had nearly 929,000 active shareholder accounts, including approximately 338,000 IRAs and other qualified retirement accounts. Mutual fund shareholder accounts and, in particular, qualified accounts, require an exceptional amount of shareholder communications and transfer agency services and the mutual fund industry, as a whole, has experienced a considerable amount of difficulty in keeping up with the increasing demands for services in this area. In order to compete successfully with other mutual fund complexes, the

Company's wholly-owned subsidiary, Pioneering Services Corporation ("Pioneering Services"), assumed responsibility for shareholder services for the Funds in 1985.

        As shareholder servicing agent for the Funds, Pioneering Services has entered into services agreements with each of them pursuant to which it received in 1994 an annual active account fee of $20.83 for equity fund accounts, $22.45 for fixed-income fund accounts and $27.45 for money-market fund accounts. Such agreements are subject to annual renewals which require the approval of the Funds' Boards, including a majority of members who are not "interested persons," and may be cancelled by either party on 60 days' notice.

        The Company acts as the trustee/custodian for accounts which are IRAs or other qualified retirement accounts and receives an annual fee of $10 for each such account, payable by shareholders with such accounts, up to maximum annual fees of $20 for shareholders with multiple accounts of one plan type. Shareholders also have the option of paying a one-time fee of $100 in lieu of the annual account fee.


TEBEREBIE GOLDFIELDS LIMITED

        Organization and Mining Lease. The Company's 90%-owned subsidiary, Teberebie Goldfields Limited ("TGL"), is engaged in the exploration, mining, and processing of gold ore on a mining concession located six kilometers south of Tarkwa in the Western Region of the Republic of Ghana.

        In 1986, the Company and a joint venturer organized TGL, a Republic of Ghana corporation, for the purpose of evaluating the feasibility of mining gold on several tracts of land in the Teberebie Concession Area in the Republic of Ghana (the "Site"). In February 1988, TGL entered into a mining lease of the Site with the Republic of Ghana (the "Government") pursuant to which TGL received exclusive gold mining rights for a term of 30 years. Under this lease, the Government receives annual royalties of between 3.0% and 12.0% of TGL revenue, which rate will vary based on TGL's operating profit margin and its level of capital expenditures, and is assured a continuing 10% equity interest in TGL. In 1994, the Company paid royalties to the Government in the amount of 3.0% of TGL revenue.

        In April 1989, the Company purchased the other non-governmental joint venturer's interest for $3.7 million, primarily in cash. The Company's 90% interest in TGL is held by its wholly-owned subsidiary, Pioneer Goldfields Limited, a Guernsey, Channel Islands company ("PGL").

        Gold Production. TGL began shipping gold in October 1990. In the second quarter of 1991, the mine reached then commercially feasible production levels (about 1,000 ounces per week) and full production levels (about 2,000 ounces per week) during the fourth quarter of 1991. Management initiatives permitting the efficient utilization of production equipment and facilities enabled TGL to increase production to over 3,000 ounces per week in 1993. After TGL's expansion in 1994, which is further described below, production increased to over 5,000 ounces per week in December 1994. TGL expects to produce approximately 265,000 ounces (almost 5,100 ounces per week) in 1995.

        TGL shipped approximately 176,000 ounces of gold in 1994, contributing $67.6 million to the Company's revenues. In 1993 and 1992, TGL shipped approximately 165,000 and 129,000 ounces of gold, respectively. A three-year financial summary for the gold mining business segment is shown below:

                                             For the year
                                       -------------------------

                                        1994      1993     1992
                                       -------------------------
                                             (in millions)

Revenues                               $67.6     $59.2     $43.8

Net Income                             $18.3     $10.4     $ 7.0

Total Assets                           $75.7     $61.9     $49.4


        The average realized price of gold sold by TGL during 1994, 1993 and 1992 was $383, $359 and $340 per ounce, respectively, based on the market spot price of gold at the time of sale. Spot prices of gold fluctuate widely and are affected by a number of factors including supply and demand, inflation expectations, the strength of the U.S. dollar and interest rates.

        At present, TGL has a gold price-floor program covering its estimated production through December 31, 1995. Under this program, TGL is assured of receiving no less than $310 per ounce for the gold sold by it. TGL has secured trading facilities with two institutions and may engage in gold price hedging activity in the future. During 1994, 1993 and 1992, TGL's total cost per ounce of gold produced was $248, $229 and $227, respectively. The total cost per ounce includes $6 in each of 1994 and 1993 and $8 in 1992 for amounts expended by the Company, principally for political risk insurance premiums.

         Gold Reserves. In 1994, TGL received an independent certification of additional gold reserves at its mining concession in Ghana. Proven and probable reserves were established based on mapping, sampling, drilling, assaying, and evaluation techniques typical of those that are generally employed in the mining industry. As of December 31, 1994, IN SITU proven and probable reserves increased to approximately 6.7 million ounces, including previously proven and probable reserves of 4.8 million ounces. Proven and probable reserves comprise 6.4 million ounces of ore which will be processed through crushing and heap leaching operations and 0.3 million ounces which will be leached directly utilizing run-of-mine dump leaching techniques. The minimum cut-off grade
    (based on a gold price of $350 per ounce) for crushed and run-of-mine ore was approximately .022 and .011 ounces per tonne, respectively.
    Based on the current technology at the mine, it is estimated that recoverable gold from these open-pit reserves will aggregate approximately 5.3 million ounces.

         Gold occurs in quartz-pebble conglomerate and pebbly sandstone units which form a north-northeast tending ridge that rises approximately 100 meters above the valley floor. The earliest known exploration on the Teberebie property was conducted in the early 1890's when several adits were driven into the ridge. Records indicate that approximately 15,000 tonnes of ore was extracted from adits and drifts prior to World War II. Four of these adits were cleared and systematically sampled. At the end of 1992, TGL had drilled a total of 296 holes advancing 18,545 meters on the property. Holes were drilled on 74 cross-sections perpendicular to the gold bearing ridge along a strike length of 6,050 meters, with three to five drill holes per section.
    Sections were 50 to 100 meters apart, and drill hole spacing on each section was 50 to 100 meters. In 1993, TGL drilled sixteen in-fill ore holes advancing 930 meters on one ridge designed to move reserves from the possible to proven and probable categories. In 1994, TGL drilled 39 holes advancing 5,090 meters on the property. This drilling added 1.9 million ounces to the audited reserves. Contiguous with this, 2,551.5 meters of exploratory drilling in 11 holes was completed.

         Customers and Employees. During 1994, 100% of gold sales represented gold shipments from TGL in Ghana to two unaffiliated European refiners for refining and subsequent sale. Because of the worldwide demand for gold, the Company does not believe that the loss of such customers would have a material adverse effect on the Company or its subsidiaries.

         At March 3, 1995, TGL had 970 employees, of which 941 are Ghanaians. Certain of TGL's employees are represented by the Ghana Mineworkers Union ("GMU"). In 1992, TGL entered into a three-year union contract with respect to its GMU employees. The union contract expires in July 1995 and TGL expects to begin renegotiating the union contract in June. TGL experienced a two-day work stoppage in 1994 in connection with union negotiations. The work stoppage had no material effect on TGL's operations and TGL continues to believe that its relations with its employees are excellent.

         Regulation and Taxation. Mining activities in the Republic of Ghana are governed by PNDCL 153, the Minerals and Mining Law of 1986 (the "MML"). In addition, the Government is in the process of establishing and implementing environmental regulations. TGL was developed and currently operates pursuant to environmental standards comparable with standards maintained in the United
    States. In the opinion of TGL's management, the Government's proposed environmental regulations, when enacted, will not adversely affect TGL's operations.

         In the first quarter of 1994, the Republic of Ghana enacted the Minerals and Mining (Amendment) Act of 1994 which reduced the income tax rate for mining companies from 45% to 35%. As a result, the Company's first quarter 1994 earnings were enhanced by 90% of a $4.4 million reduction (which amounted to $0.16 per share) in income taxes deferred since commencement of commercial operations in April 1991.

         Prior to 1994, TGL's income tax rate in Ghana was 45% and the effective tax rate (U.S. and Ghana combined) for the Company's gold mining business in 1993 was 48%. Pursuant to the terms of the MML, income taxes may be deferred until recovery of capital investment; accordingly, TGL has been accruing deferred taxes since the commencement of commercial operations on April 1, 1991. TGL had deferred $19.8 million in taxes through December 31, 1993. Excluding the $4.4 million adjustment to deferred taxes recorded in prior years, accrued income taxes were $7.8 million in 1994, of which $6.2 million was paid to the Republic of Ghana. The effective income tax rate in 1994 was 36%.

         Financing. At December 31, 1994, direct investment in TGL aggregated $9.6 million, representing $7.7 million of third party debt (including debt incurred in the expansion of TGL in 1994) and $1.9 million of Company direct investment in the form of equity. Third party debt consisted of $1.5 million guaranteed by OPIC, $2.1 million guaranteed by the Company, and $4.1 million in non-recourse supplier financing. Capital expenditures during 1994 were $18.4 million.

         Expansion. In the third quarter of 1994, TGL completed construction of a second mine expected to increase gold production to approximately 265,000 ounces per annum in 1995. The aggregate cost of the expansion was approximately $23 million, most of which was expended in 1993, funded both from operations and a $4.9 million loan guaranteed by the Swedish Export Credits Guarantee Board. In addition, TGL has secured a commitment letter from OPIC pursuant to which OPIC will provide loan guarantees for up to $5.0 million. The commitment terminates in December 1995. The new mine replicates TGL's existing open pit mining and heap leaching technology.

         In mid-March of 1995, the Company decided to proceed with the development of a third heap-leaching mine and has begun evaluating the economic feasibility of various ore processing alternatives. Preliminary capital cost projections for a mine expansion which replicates TGL's existing open pit mining, crushing, and heap leaching technology are estimated at approximately $30.0 million. Gold production is expected to increase by at least 120,000 ounces annually under this alternative. The Company is also examining an in-pit crushing alternative which would further increase gold production at an additional cost of approximately $15.0 million. TGL estimates that the new facility, under either alternative, will commence production in early 1997 and will reach full production by the middle of that year. TGL expects to finance 75% of the expansion externally from third party sources, with the balance financed through TGL's operations.

         Insurance. The Company maintains $51.2 million of "political risk" insurance principally from OPIC covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. In addition, the Company maintains standby coverage of $18.1 million, which can be activated semiannually, to cover increases in the Company's proportionate share of TGL's cumulative retained earnings.


    PIONEER FIRST POLISH TRUST FUND

         Organization. In early 1992, subsidiaries of the Company organized the Polish Fund, the first mutual fund in Poland, and a related joint venture unitholder services business, Financial Services Limited ("FSL"). The Company's wholly-owned subsidiary, Pioneer First Polish, acts as an investment manager and distributor of participation units of the Polish Fund. As of March 3, 1995, Pioneer First Polish had approximately 94 employees, including management and support staff. All of the Company's interests in Pioneer First Polish and FSL are held by its wholly-owned subsidiary, Pioneer International.

         The Polish Fund began accepting unitholder applications on July 28, 1992 and at March 3, 1994, the Polish Fund had net assets with a market value of $1.0 billion* in Polish zlotys ("PZL"). However, by March 3, 1995, assets under management had declined to approximately $418 million. Under the terms of the bylaws of Pioneer First Polish and Polish law, up to 10% of the assets of the Polish Fund may be invested outside of Poland, and 4% of the assets are currently invested in the Company's Funds.

         Management Fees and Operating Expenses. As is the practice with many international funds, management fees on assets of the Polish Fund are higher than those in the United States because of the investment required to organize and capitalize the Polish operation and the related business risks assumed by the Company.
    As compensation for its management services, Pioneer First Polish receives management fees of 2.00% per annum of average daily net assets excluding the assets invested in the Company's Funds, which are subject to the management fee schedules of the Funds. See "Management of the Mutual Funds."

         The Polish Fund bylaws define the ordinary operating expenses to be assumed by each of Pioneer First Polish and the Fund, and provide an expense limitation equal to 4% of the Polish Fund's average daily net assets. In 1994, Pioneer First Polish assumed no expenses in excess of such limitation.

         Sales of Shares. In 1994, Pioneer First Polish sold shares of the Polish Fund with an aggregate offering price of PZL 16.3 trillion** (approximately $734 million) and received aggregate commissions of PZL 734 billion** (approximately $38 million), of which PZL 589 billion** (approximately $31 million) was reallowed to 18 distributors in Poland. Sales thus far in 1995 are substantially below the average rate of sales experienced in 1994.

         Sales charges range from 2.50% to 5.50%. The majority of the sales charge is reallowed to dealers through whom the shares are sold. This reallowance varies generally as a percentage of the offering price and ranges between 4.50% on sales of less than PZL 25,000 and 2.00% on sales in excess of PZL 500,000.

    ______________________

     * On January 1, 1995, zlotys were redenominated so that 10,000 old zlotys now have a value of one new zloty.

    ** Amounts do not reflect the redenomination of zlotys on January 1, 1995.

         As of March 3, 1995, 18 financial institutions in Poland had signed sales agreements with Pioneer First Polish. At that time, approximately 608 branches owned by these institutions were available to sell shares of the Fund.

         Financial Services Limited. In January 1992, the Company's subsidiary, Pioneer International, established FSL, which is 50% owned by Pioneer International and 50% owned by Bank Polska Kasa Opieki, S.A. in Poland. FSL was established as the unitholder servicing agent for the Polish Fund. Under the terms of the agreement between FSL and the Fund, FSL will receive annual fees equal to the PZL equivalent of $12.00 per account. In 1994, such fees aggregated PZL 114.3 billion (approximately $5.0 million). At March 3, 1995, FSL serviced approximately 237,000 unitholder accounts and employed approximately 140 persons.


    COMPETITION

         Management and Distribution Services. The mutual fund industry is intensely competitive. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but with other financial products. Some of the Company's competitors have more products and product lines and substantially greater assets under management and financial resources. The Company believes it is competitive in terms of price and performance with other firms providing similar advisory services to investment companies and to pension plans and endowment funds and with firms engaged in distributing investment company shares.

         The distribution of mutual fund shares has been significantly affected by the growth of no-load funds whose shares are sold primarily through direct sales approaches without any sales charge, by the evolution of service fees payable to broker-dealers that provide continuous services to their clients in connection with their investments in a mutual fund and by the development and implementation of complex distribution systems employing classes of shares and master-feeder fund structures.

         Typically, the underwriter or distributor that pays a service fee is reimbursed by the mutual fund under a plan of distribution pursuant to Rule 12b-1 under the Act ("Rule 12b-1 Plan"). All of the Funds distributed by Pioneer Distributor now pay such service fees to broker-dealers in amounts not exceeding 0.25% of the value of their clients' accounts in the Funds. See "Distribution of Fund Shares - Distribution Plans" above.

         For certain of the Funds (the "participating Funds"), in
    April 1994, the Company introduced a multi-class share structure.
    Under such structure, which has been approved by the Boards of such Funds, the participating Funds offer both the traditional front-end load shares and new back-end load shares. On back-end load shares, Pioneer Distributor pays a commission on the sale, typically equal to 4% of the offering price but the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years. Pioneer Distributor's cash flow may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. Pioneer Distributors is reimbursed for such commissions from payments by the Funds under Rule 12b-1 Plans (that are subject to annual renewals by the disinterested trustees of the Funds) and from back-end sales charges paid by redeeming investors before the expiration of the holding periods.

         Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the Funds' investment performance. Good performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of Funds' shares generate higher distribution revenues and management fees (which are based on assets of the Funds). Good performance also attracts private institutional accounts to Pioneering Management. Conversely, relatively poor performance results in decreased sales and increased redemptions of the Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company. In 1994, the performance of the Funds managed by Pioneering Management, was generally competitive with comparable mutual funds offered by others and with relevant indices and benchmarks approved by the Fund's Boards.

         Venture Capital. The venture capital industry is also extremely competitive. In the process of investing and attempting to raise funds from entities other than the Company, Pioneer Capital must compete with a large number of venture capital firms, many of which have substantially larger staffs and more capital to invest.

         Shareholder Services. The shareholder services industry is extremely competitive. Pioneering Services believes that it is providing high quality shareholder services for the Funds and their shareholders at rates that are competitive in the industry. The Company believes that effective shareholder services are vital to success in this industry. While these services have historically been provided by banks and other institutions with greater resources than Pioneering Services, the Company believes that Pioneering Services generally outperforms such competitors because it is dedicated exclusively to the provision of such services to the Funds and their shareholders, rather than to a number of different customers.

    REGULATION

         Pioneer Distributor, as a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act"), is required, among other things, to maintain certain records, file reports with the Securities and Exchange Commission (the "SEC"), supervise employees and deal fairly with customers, all in accordance with the 1934 Act and the rules and regulations promulgated thereunder.

         Pioneer Distributor is also a member of the NASD, a securities industry self-regulatory body which is itself regulated by the SEC under the 1934 Act. As a member of the NASD, the Company is required to abide by the standards, including pricing practices, set forth in the Articles of Incorporation, the By-Laws and the Rules of Fair Practice of the NASD.

         Pioneering Management, as investment manager of the Funds and adviser to the Private Accounts, is registered pursuant to the Advisers Act and as such is subject to certain recordkeeping, compensation and supervisory rules and regulations.

         Pioneering Services Corporation as transfer agent for the Funds is registered pursuant to the 1934 Act and as such is subject to recordkeeping requirements and certain other rules and regulations.

         The SEC has jurisdiction over registered investment advisers, registered investment companies and transfer agents and, in the event of a violation of applicable rules or regulations, may take action which could have a serious effect on Pioneering Management's, Pioneer Distributors' or Pioneering Services' businesses. The violation of any of the applicable laws, rules or regulations to which Pioneer Distributor is subject could have an adverse effect upon the Company with respect to transactions by those broker-dealers.

         Mining activities in the Republic of Ghana are governed by PNDCL 153, the Minerals and Mining Law of 1986. See "Teberebie Goldfields Limited" above.

         Pioneer First Polish was established under, and is regulated by, the Public Trading in Securities and Trust Funds Act of March 22, 1991.

    RELATIONSHIP WITH THE FUNDS

         The businesses of the Company, Pioneering Management, Pioneer Distributor, Pioneering Services, Pioneer First Polish and FSL are dependent upon their associations and contractual relationships with the Funds with which they have contractual relationships. In the event any of the management contracts, underwriting contracts or service agreements were cancelled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected. The Company, Pioneering Management, Pioneer Distributor, Pioneering Services, Pioneer First Polish and FSL consider their respective relationships with such funds to be good and they have no reason to believe that their management, underwriting and service contracts will not be negotiated on a reasonable basis in the future; however, there is no assurance that such funds will continue these relationships.


    RELATIONSHIP WITH THE PRIVATE INSTITUTIONAL ACCOUNTS

         Pioneering Management's agreements with the eight Private Accounts are all terminable on short notice. The trustees or corporate officials who control such accounts are usually free to change investment advisers without cumbersome legal procedures.
    In the past, private accounts have terminated their agreements with Pioneering Management for various reasons such as performance, business combinations which result in the merging of accounts advised by Pioneering Management into accounts managed by other investment advisers, or changes in the structure or funding of pension plans.


    NEW BUSINESS DEVELOPMENTS

         Taiwan and India. Pioneering Management is a minority participant (10% ownership) in a joint venture in Taiwan, which was organized to manage and distribute investments in Taiwanese investment companies. Pioneering Management is a participant (45%) in a joint venture in India, which was organized to provide financial services in the Indian market, including mutual fund management. See "Management Activities - Other Management Activities - India Fund."

         Russia. The Company is currently engaged in several ventures in Russia. Since 1991, a subsidiary of the Company, Pioneer Metals and Technology, Inc. ("PMT"), has been involved in a development-stage business in Russia through its subsidiary, for the production and sale of powdered metals, permanent magnets and various trading endeavors. The Company has also formed a Moscow-based joint venture with three Russian organizations that will provide investment management and venture capital services to Russian and non-Russian clients. The Company will be the majority owner and manager of this operation.

         Forest Starma. One of the Company's Russian ventures, Forest Starma, in which the Company has a 50% direct interest and a 7.4% indirect interest, is pursuing the development of timber production under a 50-year lease of 33,000 hectares (82,000 acres) with annual cutting rights of 130,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. The venture also expects to acquire a lease of additional forest land. Forest Starma is developing a site, including the construction of a jetty, from which its timber production would be exported primarily to the Japanese market. Timber production is planned to commence by the end of the first quarter of 1995 and it is expected that shipments will commence in the second quarter of 1995 and would approximate 95,000 cubic meters and 70,000 cubic meters, respectively, in 1995. Capital required by this venture is now projected at approximately $20.6 million (net of an assumed Value Added Tax ("VAT") recovery on imports), of which $9.3 million would be financed pursuant to a conditional loan commitment already in place. The loan, which initially would be guaranteed by the Company, would cease to be guaranteed when the project meets certain production and cash flow tests. The Company expects to provide financing of $11.3 million in the form of equity and subordinated debt. Investments by the Company in the venture totaled $18.9 million at March 3, 1995, some of which is considered bridge financing by the Company. Other joint ventures of the Company are pursuing additional substantial leases of forest land in the Khabarovsk Territory.

         Czech Republic. The Company has organized a financial services company in the Czech Republic. The new company, based in Prague, will provide investment advice and other financial services to a new fund that it is sponsoring for distribution in the Czech Republic.

         Ireland. The Company has organized Pioneer Management (Ireland) Limited, a Dublin-based Irish subsidiary that will provide financial services to new mutual funds being organized in Ireland, shares of which will be sold primarily in Germany but eventually in other foreign markets. Three such funds are currently in registration and are expected to commence operations in the second quarter of 1995.

    ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company and its subsidiaries conduct their principal operations from leased premises with approximately 110,000 square feet at 60 State Street, Boston, Massachusetts, under two leases. The first to expire of these leases (which covers substantially all of the space) expires in 2002, with two five-year renewal options. The rent expense for these premises was approximately $2.4 million in 1994. The Company believes that its facilities are adequate for its current needs and that additional space will be available as needed.

         The Company's subsidiary, Teberebie Goldfields Limited, conducts mining operations in Tarkwa, Ghana. The Republic of Ghana has granted TGL land concessions of approximately 42 square kilometers. The mining facilities included on the Site (including the expansion project completed in 1994) include approximately 48 housing and office buildings, two four-stage crushing plants, heap leaching facilities and ponds, two processing plants and refineries, a clinic, a laboratory and an eight-bay maintenance shop for heavy equipment. TGL believes that its facilities on the Site are generally in a state of good repair and adequate for its current needs and that additional facilities will be constructed as needed.

         In December 1992, Pioneer First Polish purchased a 38-year capital lease, convertible to perpetual use, on a two-year-old, 373-square-meter office building in Wilanow, Warsaw. Pioneer First Polish is currently subleasing the property to an unaffiliated corporation for a three-year term that commenced on March 1, 1995. Through March 1995, Pioneer First Polish had leased approximately 1,200 square meters of office space in downtown Warsaw for fund management and distribution operations. FSL also leases approximately 1,400 square meters of office space and 502 square meters of storage space in Warsaw. The terms of the leases range from one to five years.


    ITEM 3.   LEGAL PROCEEDINGS.

         None.


    ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

    EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of the executive officers of the Registrant, and a description of the positions and offices each holds with the Company and its significant subsidiaries.

                                            Positions with the
                                              Company and its
         Name                Age         Significant Subsidiaries
         ----                ---         ------------------------
    John F. Cogan, Jr.       68        Chairman of the Board, Director
                                       and President of the Company
                                       since 1962.  Chairman,
                                       President and Trustee or
                                       Director of each of the
                                       registered investment companies
                                       in the Pioneer mutual funds.
                                       Chairman and Director of Pioneering
                                       Management since 1962 and President of
                                       Pioneering Management from 1962

                                       to 1993.  Chairman and Director
                                       of Pioneer Distributor since
                                       1989.  Chairman and Director of
                                       TGL, Joint Stock Company
                                       Pioneer Metals International and
                                       Joint Stock Company Forest
                                       Starma.  Director of Pioneering
                                       Services, Pioneer Capital and
                                       Joint Stock Company Pioneer
                                       Investments.  President of
                                       Pioneer International.   Member
                                       of Supervisory Board of Pioneer
                                       First Polish.  Chairman of the
                                       Supervisory Board of Pioneer
                                       Fonds Marketing.  Chairman and
                                       Senior Partner of the Boston
                                       law firm, Hale and Dorr,
                                       counsel to the Company.

David D. Tripple             51        Director and Executive Vice
                                       President of the Company since
                                       1986.  Executive Vice President
                                       and Trustee or Director of each
                                       of the Pioneer mutual funds.
                                       President of Pioneering
                                       Management since 1993.  Chief
                                       Investment Officer and Director
                                       of Pioneering Management since
                                       1986.  Director of Pioneer
                                       Distributor since 1989, Pioneer
                                       International since 1991 and
                                       Joint Stock Company Pioneer
                                       Investments since 1993.  Member
                                       of Supervisory Board of Pioneer
                                       First Polish.  Director of
                                       Pioneer Capital.

Robert L. Butler             54        Executive Vice President of the
                                       Company since 1985.  Director
                                       of the Company since February
                                       1988.  President and Director
                                       of Pioneer Distributor since
                                       1989.  Director of Pioneering
                                       Management since 1988,
                                       Pioneering Services since 1985,
                                       and Pioneer International since
                                       1991.  Member of Supervisory
                                       Board of Pioneer First Polish.
                                       Vice Chairman of the
                                       Supervisory Board of Pioneer
                                       Fonds Marketing.  Previously
                                       Vice President of the NASD.

William H. Keough            57        Senior Vice President and Chief
                                       Financial Officer of the
                                       Company since 1986.  Treasurer
                                       of the Company, Pioneer
                                       Distributor, Pioneering
                                       Management, Pioneering
                                       Services, Pioneer Capital and
                                       Pioneer International.
                                       Treasurer of each of the
                                       Pioneer mutual funds.  Prior to
                                       1986, Senior Vice President,
                                       Chief Financial Officer and
                                       Treasurer of Charles River
                                       Laboratories, Inc.

Alicja K. Malecka            48        Vice President of the Company
                                       and Pioneer International, and
                                       President of Pioneer First
                                       Polish, the Polish Fund and
                                       Pioneer Investment Poland,
                                       Sp.zo.o.

Frank M. Polestra            69        Vice President of the Company
                                       since 1975.  President and
                                       Director of Pioneer Capital
                                       since 1981.  President and
                                       Director of PSBIC.

Joseph P. Barri              48        Secretary of the Company since
                                       1978.  Secretary of each of the
                                       Pioneer mutual funds,
                                       Pioneering Management, Pioneer
                                       Capital, Pioneer Distributor,
                                       Pioneering Services and Pioneer
                                       International.  Senior Partner
                                       of the Boston law firm, Hale
                                       and Dorr, counsel to the
                                       Company.

William H. Smith, Jr.        59        Vice President of the Company
                                       and President and Director of
                                       Pioneering Services Corporation
                                       beginning in 1985.  Vice
                                       President and Director of
                                       Pioneer International.
                                       Previously President of
                                       Securities Fund Services, Inc.
                                       between 1981 and 1985.

John F. Lawlor               61        Vice President of the Company
                                       and Pioneering Management.
                                       Director of TGL, Pioneer
                                       Goldfields Limited, Joint Stock
                                       Company Pioneer Metals
                                       International, and Joint Stock
                                       Company Forest Starma.

Lucien Girard                61        Vice President of the Company.
                                       Director and Managing Director
                                       of TGL and Pioneer Goldfields
                                       Limited.  Director of Pioneer
                                       Metals and Technology, Inc.

                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

        Incorporated by reference from the 1994 Annual Report under the captions "Information Relating to Shares," "Dividends on Common Stock" and "Price Range of Common Stock."


ITEM 6.   SELECTED FINANCIAL DATA.

        Incorporated by reference from the 1994 Annual Report under the caption "Five Year Summary of Selected Financial Data."


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

        Incorporated by reference from the 1994 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation."


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        Incorporated by reference from the 1994 Annual Report under the caption "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."


ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

                                   PART III

ITEMS 10-13.

        The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1995 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Voting Securities and Certain Holders Thereof," "Election of Directors," "Committee Meetings," "Directors' Meetings and Fees," "Executive Compensation," "Report of the Compensation Committee of the Board on Executive Compensation," "Option Grants and Exercises" and "Certain Transactions." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant".

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
             FORM 8-K.

        (a) The following documents are included as part of this Annual Report on Form 10-K.

         1.  Financial Statements:

              Report of Independent Public Accountants          15*
              Consolidated Statement of Income for the
                Three years Ended December 31, 1994             16*
              Consolidated Balance Sheet as of
                December 31, 1994 and 1993                      17*
              Consolidated Statement of Changes in
                Stockholders' Equity for the
                Three Years Ended December 31, 1994             18*
              Consolidated Statement of Cash Flows
                for the Three Years Ended December 31, 1994     19*
              Notes to Consolidated Financial Statements        20*

----------------
        * Refers to page number in 1994 Annual Report to Stockholders. Each such financial statement or report is hereby incorporated herein by reference to the 1994 Annual Report to Stockholders which is filed as an exhibit to this report.

         2.  Financial Statement Schedules:

         Schedule I:  Condensed Financial Information

        All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

         3.  Exhibits:

        The exhibits filed with or incorporated into this report are listed on the "Index to Exhibits" below.

         (b)  Reports on Form 8-K:

              None.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     THE PIONEER GROUP, INC.


                                     By: /s/ John F. Cogan, Jr.,
                                        -----------------------------
                                        John F. Cogan, Jr., President
March 29, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


    /s/ John F. Cogan, Jr.
    -----------------------------                March 29, 1995
    John F. Cogan, Jr., Principal
    Executive Officer and Director


    /s/ William H. Keough
    -----------------------------                March 29, 1995
    William H. Keough, Principal
    Financial Officer and
    Principal Accounting Officer


    /s/ David D. Tripple
    -----------------------------                March 29, 1995
    David D. Tripple, Director


    /s/ Robert L. Butler
    -----------------------------                March 29, 1995
    Robert L. Butler, Director


    /s/ Philip L. Carret
    -----------------------------                March 29, 1995
    Philip L. Carret, Director



    -----------------------------                March   , 1995
    Maurice Engleman, Director



    -----------------------------                March   , 1995
    John H. Valentine, Director



    -----------------------------                March   , 1995
    Jaskaran S. Teja, Director

                               Index to Exhibits
                               -----------------

                                                        Exhibit        Sequential
Exhibits                                                  No.           Page No.
--------                                                -------        ----------
   Certificate of Incorporation, as amended               3.1

   By-laws, as amended(2)                                 3.2             N.A.

   Form of Management Contracts with Pioneer
      Funds(1)(2)                                        10.1             N.A.

   Form of Investment Company Service Agreements with
      Pioneer Funds(2)                                   10.2             N.A.

   Retirement Benefit Plan and Trust(2)(9)               10.3             N.A.

   1988 Stock Option Plan, as amended(6)(9)              10.4             N.A.

   Lease, dated as of July 3, 1991,  between the
      Trustees of 60 State Street and the Company(6)     10.5             N.A.

   Form of Employment Agreements with Regional
      Vice Presidents(3)                                 10.6             N.A.

   Finance Agreement between Teberebie Goldfields
      Limited and Overseas Private Investment
      Corporation ("OPIC")(4)                            10.7             N.A.

   Revised Form of Underwriting Contract with
      Pioneer Funds(4)                                   10.8             N.A.

   1990 Restricted Stock Plan(4)(9)                      10.9             N.A.

   Form of Management Contract with Pioneer U.S.
      Government Trust(5)                               10.10             N.A.

   Form of Management Contract with Pioneer Money
      Market Trust(5)                                   10.11             N.A.

   Deed of Warranty, dated December 3, 1987,
      between the Government of the Republic
      of Ghana, Teberebie Goldfields Limited
      and The Pioneer Group, Inc.(5)                    10.12             N.A.

   Lease, dated February 2, 1988, between the
      Government of the Republic of Ghana and
      Teberebie Goldfields Limited(5)                   10.13             N.A.

   Foreign Exchange Retention Agreement, dated
        September 4, 1990, by and among Teberebie
        Goldfields Limited, the Republic of Ghana,
        Ghana Commercial Bank, Bank of Ghana,
        The Pioneer Group, Inc., OPIC and The
        Chase Manhattan Bank, N.A.(5)                           10.14         N.A.

   First Amended Finance Agreement, dated May 25, 1989,
        as amended September 4, 1990, between Teberebie
        Goldfields Limited and OPIC(5)                          10.15         N.A.

   Gold Refining and Purchasing Agreements
        Acknowledgment executed by Teberebie Goldfields
        Limited, the Republic of Ghana, Ghana Commercial
        Bank, Bank of Ghana, The Pioneer Group, Inc.,
        Overseas Private Investment Corporation, and
        The Chase Manhattan Bank, N.A.(5)                       10.16         N.A.

   Map of Mining Operations in Tarkwa, Ghana(5)                 10.17         N.A.

   Collective Agreement between Teberebie Goldfields
        Limited and the Ghana MineWorkers Union of
        T.U.C.(7)                                               10.18         N.A.

   Agreement, dated March 1, 1992, between Teberebie
        Goldfields Limited and Johnson Matthey
        Chemicals(7)                                            10.19         N.A.

   Amendment, dated as of March 10, 1993, to Contract
        dated March 1, 1992, between Teberebie Goldfields
        Limited and Johnson Matthey Chemicals(7)                10.20         N.A.

   Amendment, dated as of March 9, 1994, to contract
        between Teberebie Goldfields Limited and Johnson
        Matthey Chemicals(8)                                    10.21         N.A.

   Refining Agreement, dated as of August 23, 1993,
        between Teberebie Goldfields Limited and
        Metalor(8)                                              10.22         N.A.

   OPIC Contract of Insurance Against Inconvertibility,
        Expropriation and Political Violence between
        OPIC and Pioneer Goldfields Limited, dated
        August 12, 1993(8)                                      10.23         N.A.

   Master Gold Trading and Hedging Services Agreement,
        dated as of January 10, 1993 between Teberebie
        Goldfields Ltd. and Billiten Marketing and
        Trading B.V.(8)                                         10.24         N.A.

   Agreement, dated as of September 29, 1993, between
        the Chase Manhattan Bank, N.A. and Teberebie
        Goldfields Ltd.(8)                                      10.25         N.A.

   Letter Agreement, dated as of September 17, 1993,
         between OPIC and Teberebie Goldfields Ltd.(8)          10.26         N.A.

   Credit Agreement, dated as of June 1, 1993,
        between Teberebie Goldfields Limited and
        Skandinaviska Enskilda Banken(8)                        10.27         N.A.

   Agreement, dated May 10, 1994, between Teberebie
        Goldfields Limited and Johnson Matthey PLC              10.28

   Contract, dated May 30, 1994, among Timber
        Harvesting Equipment Sales, Inc., Joint-Stock
        Company "Forest-Starma" and the Company                 10.29

   Contract, dated August 4, 1994, among Morbark
        Northwest, Inc., Joint-Stock Company
        "Forest-Starma" and the Company                         10.30

   Contract, dated May 25, 1994, among Caterpillar
        Overseas S.A., Joint-Stock Company "Forest
        Starma" and the Company                                 10.31

   OPIC Commitment to Guarantee Loans to Forest
        Starma, among OPIC, Forest Starma, Starma
        Holding Company and the Company                         10.32

   OPIC Contract of Insurance Against Business
        Income Loss between OPIC and the Company,
        effective September 30, 1992, as amended
        (No. D581)                                              10.33

   OPIC Contract of Insurance Against Business
        Income Loss between OPIC and the Company,
        effective September 30, 1992, as amended
        (No. D582)                                              10.34

   OPIC Contract of Insurance Against Inconvertibility,
        Expropriation and Political Violence between
        OPIC and the Company, effective September 30, 1992
        as amended (No. D547)                                   10.35

   OPIC Contract of Insurance Against Inconvertibility,
        Expropriation and Political Violence between OPIC
        and the Company, effective September 30, 1992
        (No. D545)                                              10.36


Consulting Agreement, dated as of January 2,
  1995, between the Company and Pioneer
  First Polish Trust Fund Joint Stock Company
  ("Pioneer Poland")                                     10.37

Services Contract, dated January 1, 1994,
  between Pioneering Services Corporation
  and Financial Services Limited                         10.38

Agreement, dated June 25, 1992, between
  Pioneer Poland and Bank Polska Kasa
  Opieka S.A. ("Bank Pekao")                             10.39

Agreement, dated as of June 25, 1992, between
  Bank Pekao and Pioneer International
  Corporation                                            10.40

Agreement, dated June 25, 1992, between
  Bank Pekao and Pioneer Poland                          10.41

Agreement, dated September 24, 1992, between
  Pioneer Poland and Financial Services
  Limited                                                10.42

Letter Agreement dated February 28, 1995 between
  the Company and The First National Bank of Boston      10.43

Computation of Earnings Per Share                        11

Annual Report to Stockholders (which is not deemed
  "filed" except with respect to the portions
  specifically incorporated herein by reference)         13

Subsidiaries                                             21

Consent of Arthur Andersen LLP                           23

Financial Data Schedule                                  27

-------------------

        (1) Except Pioneer U.S. Government Trust and the three series of Pioneer Money Market Trust, the Tax-Free Funds and Pioneer International Growth Fund.

        (2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

        (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for year ended December 31, 1988.

        (4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for year ended December 31, 1989.

        (5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for year ended December 31, 1990.

        (6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

        (7) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1992.

        (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

        (9) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Pioneer Group, Inc.:

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in The Pioneer Group, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 10, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 26 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts,
March 10, 1995

                                   SCHEDULE I

                            THE PIONEER GROUP, INC.

                        Condensed Financial Information
                  Year ended December 31, 1994, 1993, and 1992

                             (DOLLARS IN THOUSANDS)
                                                                                            Cash Dividends Paid
                                                                                           Year Ended December 31,

                                                                                      1994           1993        1992
                                                                                      ----           ----        ----
Cash Dividend paid by Pioneer First Polish Trust Fund JSC, S.A.
 to Pioneer International Corporation                                               $1,945             $0         $0
Cash Dividend paid by Pioneer Investments Corporation to
 The Pioneer Group, Inc.                                                                $0         $2,110         $0