Form 10-Q
period 1995-03-31
PIONEER GROUP INC
filed 1995-05-12
CIK 733060

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1995             Commission File No. 0-8841



                           The Pioneer Group, Inc.
                           -----------------------
            (exact name of registrant as specified in its charter)


         Delaware                                                    13-5657669
- --------------------------------------------------------------------------------
(State of other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)



60 State Street, Boston, Massachusetts                                     02109
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:  (617) 742-7825
                                                     --------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changes since last report.


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                  X   Yes                                No
                -----                              -----

As of March 31, 1995, there were 24,791,028 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

Part I Financial Information

Item 1 Financial Statements


THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Per Share Amounts)
                                                                                               3/31/95            12/31/94
                                                                                              --------            --------
ASSETS                                                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates market value.........................   $ 12,120            $ 23,118
Investment in marketable securities, at value..............................................      8,967               6,458
Receivables:
     From securities brokers and dealers
       for sales of mutual fund shares.....................................................      8,519               7,406
     For gold shipments....................................................................      3,594               4,393
     Other.................................................................................     12,874              10,167
Mining inventory...........................................................................     15,085              11,881
Other current assets.......................................................................      3,969               4,696
                                                                                              --------            --------
        Total current assets...............................................................     65,128              68,119
                                                                                              --------            --------

NONCURRENT ASSETS:
Mining operations:
     Mining equipment and facilities (net of accumulated
            depreciation of $32,951 in 1995 and $29,793 in 1994)............................    45,062              44,337
     Deferred mining development costs (net of accumulated
            amortization of $9,620 in 1995 and $9,022 in 1994)..............................    10,465              11,061
     Cost in excess of net assets of minority interest acquired  (net of accumulated
           amortization of $1,499 in 1995 and $1,405 in 1994)...............................     2,247               2,341
Cost of acquisition in excess of net assets (net of accumulated amortization
      of $2,986 in 1995 and $2,458 in 1994).................................................    22,357              22,789
Long-term venture capital investments, at value
     (cost $18,001 in 1995 and $18,181 in 1994).............................................    19,416              19,835
Timber project in development:
    Deferred timber development costs.......................................................     8,977               6,765
    Timber equipment and facilities.........................................................     8,424               5,384
Furniture, equipment, and leasehold improvements (net of accumulated
     depreciation and amortization of $8,483 in 1995 and $9,724 in 1994)....................    10,987               9,837
Dealer advances (net of accumulated amortization of $647 in 1995 and $346 in 1994)..........     6,692               4,399
Other assets (including federal and state deferred income taxes, net).......................     9,336               7,642
                                                                                              --------            --------
        Total noncurrent assets.............................................................   143,963             134,390
                                                                                              --------            --------
                                                                                              $209,091            $202,509
                                                                                              ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................................................    $8,498              $7,075
Accrued expenses and accounts payable.......................................................    13,618              13,675
Accrued employees' compensation.............................................................     2,485               1,547
Accrued income taxes........................................................................       179                 748
Current portion of notes payable............................................................    15,597              13,597
                                                                                              --------            --------
        Total current liabilities...........................................................    40,377              36,642
                                                                                              --------            --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................................................     8,289               9,101
Deferred foreign income taxes...............................................................    17,245              17,331
                                                                                              --------            --------
        Total noncurrent liabilities........................................................    25,534              26,432
                                                                                              --------            --------
        Total liabilities...................................................................    65,911              63,074
                                                                                              --------            --------
Minority interest...........................................................................     5,138               5,013
                                                                                              --------            --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value; authorized 33,000,000 shares;
       issued 24,791,363 shares in 1995 and 24,697,960 shares in 1994 ......................     2,479               2,470
     Paid-in capital........................................................................     6,003               3,599
     Retained earnings......................................................................   134,032             130,715
     Treasury stock at cost, 335 shares in 1995 and 28,772 shares in 1994...................        (2)               (167)
                                                                                              --------            --------
                                                                                               142,512             136,617
     Less - Deferred cost of restricted common stock issued.................................    (4,470)             (2,195)
                                                                                              --------            --------
        Total stockholders' equity..........................................................   138,042             134,422
                                                                                              --------            --------
                                                                                              $209,091            $202,509
                                                                                              ========            ========

The Company's annual report on Form 10-K should be read in conjunction with these financial statements.

THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                             1995              1994
                                                                          -----------       -----------
Revenues and sales:
  Investment management fees....................................     $    15,072       $    15,501
  Underwriting commissions and other fees.......................           1,782             7,683
  Shareholder services fees.....................................           5,544             4,883
  Trustee fees and other income.................................           2,022             1,515
                                                                     -----------       -----------
         Revenues from financial services businesses............          24,420            29,582
  Gold sales....................................................          21,259            12,976
                                                                     -----------       -----------
         Total revenues and sales...............................          45,679            42,558
                                                                     -----------       -----------
Costs and expenses:
  Management, distribution, shareholder service
         and administrative expenses............................          20,565            18,522
  Gold mining operating costs and expenses......................          14,413             9,521
                                                                     -----------       -----------
         Total costs and expenses...............................          34,978            28,043
                                                                     -----------       -----------
Other (income) expense:
  Unrealized and realized losses (gains) on venture
         capital and marketable securities investments, net.....            (511)              779
  Interest expense..............................................             432               207
  Minority interest.............................................             483               656
  Other, net....................................................             598               219
                                                                     -----------       -----------
         Total other (income) expense...........................           1,002             1,861
                                                                     -----------       -----------
Income before provision for federal, state and
  foreign income taxes..........................................           9,699            12,654
                                                                     -----------       -----------
Federal, state and foreign income taxes:
  Provision for federal, state and foreign income taxes.........           3,902             5,194
  Cumulative deferred foreign income tax adjustment ............             ---            (4,431)
                                                                     -----------       -----------
Net provison for federal, state, and foreign income taxes.......           3,902               763
                                                                     -----------       -----------
Net income......................................................     $     5,797       $    11,891
                                                                     ===========       ===========
Earnings per share..............................................     $      0.23       $      0.47
                                                                     ===========       ===========
Dividends per share.............................................     $      0.10       $      0.06
                                                                     ===========       ===========
Weighted average common and
common equivalent shares outstanding............................      25,209,000        25,286,000
                                                                     ===========       ===========

The Company's annual report on Form 10-K should be read in conjunction with these financial statements.

THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS                                                                         THREE MONTHS
(DOLLARS IN THOUSANDS)        (UNAUDITED)                                                                      MARCH 31,
                                                                                                          1995          1994
                                                                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................................................           $  5,797       $11,891
                                                                                                       --------       -------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization...........................................................              5,369         3,873
    Unrealized and realized loss (gains) on venture capital & marketable securities, net....               (511)          779
    (Equity in earnings of) other investments...............................................               (598)         (173)
    Restricted stock plan expense...........................................................                291           251
    Deferred (prepaid) income taxes.........................................................              1,585        (4,603)
    Minority interest.......................................................................                483           656
  Changes in operating assets and liabilities:
    Receivable from securities brokers and dealers for sales of mutual fund shares..........             (1,113)        2,341
    Receivables for gold shipments..........................................................                799          (671)
    Other receivables.......................................................................             (2,707)       (5,583)
    Mining inventory........................................................................             (3,204)       (1,117)
    Other current assets ...................................................................                727           320
    Dealer advances ........................................................................             (2,594)          ---
    Other assets ...........................................................................               (565)         (255)
    Payable to funds for shares sold........................................................              1,423        (2,334)
    Accrued expenses and accounts payable...................................................                (57)          435
    Accrued employees' compensation.........................................................                938         1,058
    Accrued income taxes....................................................................               (569)        3,521
                                                                                                       --------       -------
      TOTAL ADJUSTMENTS.....................................................................               (303)       (1,502)
                                                                                                       --------       -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................              5,494        10,389
                                                                                                       --------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold improvements..............................             (1,840)       (1,310)
  Investments in marketable securities......................................................             (4,828)       (8,434)
  Proceeds from sale of marketable securities...............................................              2,683        10,104
  Long-term venture capital investments.....................................................               (374)         (952)
  Proceeds from sale of venture capital investments.........................................                940         1,735
  Deferred timber development costs  .......................................................             (2,212)         (522)
  Timber equipment and facilities ..........................................................             (3,040)          ---
  Other investments.........................................................................             (2,202)       (1,363)
  Cost of acquisition in excess of net assets...............................................                (96)          (65)
  Purchase of mining equipment and facilities...............................................             (3,883)       (2,865)
  Deferred mining development costs, net....................................................                 (2)         (260)
                                                                                                       --------       -------
      NET CASH USED IN INVESTING ACTIVITIES.................................................            (14,854)       (3,932)
                                                                                                       --------       -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................................................             (2,480)       (1,479)
  Distributions to minority interest holder of gold mining subsidiary.......................               (350)          ---
  Distributions to limited partners of venture capital subsidiary...........................                 (8)          (21)
  Exercise of stock options.................................................................                ---            32
  Restricted stock plan award...............................................................                 12             5
  Repayments of notes payable...............................................................               (812)          (58)
  Borrowings................................................................................              2,000           ---
  Reclassification of restricted cash.......................................................                ---           398
                                                                                                       --------       -------
      NET CASH USED IN FINANCING ACTIVITIES.................................................             (1,638)       (1,123)
                                                                                                       --------       -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................................            (10,998)        5,334

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............................................             23,118        19,242
                                                                                                       --------       -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................................................           $ 12,120       $24,576
                                                                                                       ========       =======

THE COMPANY'S ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THESE FINANCIAL STATEMENTS.

THE PIONEER GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1995

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of The Pioneer Group, Inc. and its subsidiaries (the "Company") conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1994. The footnotes to the financial statements reported in the 1994 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

Certain reclassifications have been made to the accompanying 1994 consolidated financial statements to conform with the 1995 presentation.

Income taxes paid were $2,596,000 and $3,518,000 for the three months ended
March 31, 1995, and March 31, 1994, respectively.  In   addition, interest paid
was $385,000 for the three months ended March 31, 1995, and $192,000 for the three months ended March 31, 1994.

NOTE 2 - MINING INVENTORY

Mining inventories consist of the following:

                                    March 31,        December 31,
                                      1995               1994
                                      ----               ----

                                        (Dollars in Thousands)
Gold-in-process                      $ 1,125            $ 1,125
Materials and supplies                13,960             10,756
                                     -------            -------
                                     $15,085            $11,881
                                     =======            =======


NOTE 3 - MINING EQUIPMENT

                                    March 31,        December 31,
                                      1995               1994
                                      ----               ----

                                        (Dollars in Thousands)


Processing plant and equipment       $ 22,752           $ 22,485
Mining equipment (rolling stock)       29,566             26,958
Buildings and housing units             3,736              3,718
Leach pads and ponds                   11,506             10,026
Construction in progress                1,170              1,010
All other equipment                     9,283              9,933
                                     --------           --------
                                       78,013             74,130
  Less: accumulated depreciation      (32,951)           (29,793)
                                     --------           --------

Total mining equipment               $ 45,062           $ 44,337
                                     ========           ========

NOTE 4 - INCOME TAXES

The Company adopted the accounting and disclosure rules specified by Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes" as of January 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets consist principally of deferred interest on debt paid to the Company by Teberebie Goldfields Limited, deferred rent expense, foreign tax credits and restricted stock plans' temporary differences. Deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

NOTE 5 -- RESTRICTED STOCK PLAN AND STOCK OPTION PLAN

The Company has a Restricted Stock Plan ("the 1990 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 1,200,000 shares of the Company's stock may be awarded to participants under the 1990 Plan at a price of $.10 per share. The 1990 Plan expired in January 1995.

The following table summarizes restricted stock plan activity for the 1990 Plan during the first three months of 1995.

                                             Shares of Stock
                                             ------ -- -----
                                   Unvested      Vested        Total
                                   --------      ------        -----
Beginning of period                 419,264      219,000      638,264
Awards                              123,400          ---      123,400
Vesting                            (127,700)     127,700          ---
Forfeitures                          (1,560)         ---       (1,560)
                                   --------      -------      -------
End of period                       413,404      346,700      760,104
                                   ========      =======      =======

The Company awarded 101,460 shares in 1994 and 164,800 shares in 1993 under the 1990 Plan.

The Company's 1981 Restricted Stock Plan ("the 1981 Plan") expired in 1990. The following table summarizes restricted stock plan activity for the 1981
Plan during the first three months of 1995.

                                             Shares of Stock
                                             ------ -- -----
                                   Unvested        Vested        Total
                                   --------        ------        -----

Beginning of period                 15,684       1,489,648     1,505,332
Vesting                            (15,684)         15,684           ---
                                   -------       ---------     ---------
End of period                          ---       1,505,332     1,505,332
                                   =======       =========     =========

The participant's right to resell the awarded stock, under both Plans, is restricted as to 100% of the shares awarded during the first two years following the award, 60% during the third year and 20% less each year thereafter. The Company may repurchase unvested restricted shares at $.10 per share upon termination of employment.

Awards under both Plans are compensatory, and, accordingly, the difference between the award price and the market value of the shares under the Plans at the award date, less the applicable tax benefit, is being amortized on a straight-line basis over a five year period.

On January 26, 1995, the Company's Board of Directors adopted the 1995 Restricted Stock Plan ("the 1995 Plan"). The 1995 Plan was approved by the Company's stockholders on May 4, 1995. An aggregate total of 600,000 shares of the Company's common stock may be awarded to participants under the 1995 Plan at a purchase price determined by the Board of Directors or a designated committee thereof. The terms of the 1995 Plan are substantially the same as those under the 1981 and 1990 Plans.

The Company also has a stock option plan. Under the 1988 Stock Option Plan (the "Option Plan"), options on the Company's stock may be granted to key employees of the Company, and the Company has reserved an aggregate of 2,400,000 shares for issuance under the Option Plan. Both incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986 and non-statutory options not intended to qualify for incentive stock option treatment ("non-statutory options") may be granted under the Option Plan. The Option Plan is administered by the Board of Directors or a committee of disinterested directors designated by the Board (the "Committee") and unless the Option Plan is earlier terminated, no option may be granted after August 1, 1998. The option price per share is determined by the Board of Directors or the Committee, but (i) in the case of incentive stock options, may not be less than 100% of the fair market value of such shares on the date of option grant, and
(ii) in the case of non-statutory options, may not be less than 90% of the fair market value on the date of option grant. Options issuable under the Option Plan become exercisable as determined by the Board of Directors or the Committee not to exceed ten years from the date of grant. Options granted to date vest over five years at an annual rate of 20% on each anniversary date of the date of the grant.

The following table summarizes all stock option activity since December 31, 1992.

                                           Number of              Exercise
                                            shares             price per share
                                           ---------         -----------------
Outstanding at December 31, 1992           1,570,800         $ 4.188 - $ 7.063
Granted                                      139,000                   $ 12.00
Terminated                                   (12,000)                  $ 4.188
Exercised                                    (62,800)                  $ 4.188
                                           ---------         -----------------

Outstanding at December 31, 1993           1,635,000         $ 4.188 - $ 12.00
Granted                                      191,500          15.875 - $ 21.25
Exercised                                    (32,000)                  $ 4.188
                                           ---------         -----------------
Outstanding at December 31, 1994           1,794,500         $ 4.188 - $ 21.25
                                           =========         =================

There was no activity in the Option Plan in the three months ended March 31, 1995. At March 31, 1995, 1,143,800 shares had vested under the Option Plan.

NOTE 6 - NET CAPITAL

As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $2,705,260 at March 31, 1995, which exceeded required net capital of $723,054 by $1,982,206. The ratio of aggregate indebtedness to net capital at March 31, 1995, was 4.01 to 1.

PFD is exempt from the reserve requirements of Rule 15c3-3, since its broker-dealer transactions are limited to the purchase, sale and redemption of redeemable securities of registered investment companies. All customer funds are promptly transmitted and all securities received in connection with activities as a broker-dealer are promptly delivered. PFD does not otherwise hold funds or securities for, or owe money or securities to, customers.

NOTE 7 - BENEFIT PLANS

The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan qualified under section 401(k) of the Internal Revenue Code of 1986. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under these plans were $512,000 for the three months ended March 31, 1995, and $488,000 for the three months ended March 31, 1994.

Both of the Company's qualified plans described above cover all full-time employees who have met certain age and length of service requirements. Regarding the retirement benefit plan, the Company contributes an amount which would purchase a certain targeted monthly pension benefit at the participant's normal retirement date. In connection with the savings and investment plan, participants can voluntarily contribute up to 8% of their compensation to the plan, and the Company will match this contribution up to 2%.

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer mutual funds. Investment management fees earned from the mutual funds were approximately $14,400,000 for the three months ended March 31, 1995, and $15,023,000 for the three months ended March 31, 1994. Underwriting commissions and other fees earned from the sale of mutual funds shares were approximately $1,782,000 for the three months ended March 31, 1995, and $7,683,000 for the three months ended March 31, 1994, respectively. Shareholder services fees earned from the mutual funds were approximately $5,544,000 for the three months ended March 31, 1995, and $4,883,000 for the three months ended March 31, 1994.

Within the Pioneer mutual funds, revenues from Pioneer II were approximately $7,920,000 for the three months ended March 31, 1995, and $7,999,000 for the three months ended March 31, 1994. Revenues from Pioneer Fund were $3,874,000 for the three months ended March 31, 1995, and $3,836,000 for the three months ended March 31, 1994.

Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $585,000 for the three months ended March 31, 1995, and $380,000 for the three months ended March 31, 1994.

At March 31, 1995 and 1994, the Company had a receivable from an officer of $109,000.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Rental expense was $1,161,000 for the three months ended March 31, 1995, and $734,000 for the three months ended March 31, 1994. Future minimum payments amount to approximately $2,203,000 for the last nine months of 1995, $3,051,000 in 1996, $3,129,000 in 1997, $3,220,000 in 1998, $3,342,000 in 1999,
$3,197,000 in 2000 and $5,393,000 thereafter. These future minimum payments include estimated annual operating expenses of approximately $1,000,000 in the last nine months of 1995, and $1,330,000 thereafter.

In September 1993, TGL executed a commitment letter with the Overseas Private Investment Corporation ("OPIC") pursuant to which OPIC will provide loan guarantees for up to $5.0 million. The commitment terminates in December 1995 and carries commitment fees of 0.5% per year on the undisbursed and uncanceled amount of the guarantee commitment.

The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

NOTE 10- NOTES PAYABLE

Notes payable of the Company consist of the following:
                                                                March 31,     December 31,
                                                                  1995           1994
                                                                  ----           ----

                                                                 (Dollars in Thousands)
Line of Credit...............................................   $ 12,000        $ 10,000

Small Business Administration ("SBA")
financing, notes payable to a bank,
interest payable semi-annually at
rates ranging from 6.12% to 9.8%,
due in 1998 through 2003.....................................      4,950           4,950

Note payable to a bank guaranteed by the Swedish
Exports Credits Guarantee Board, principal payable in
six semi-annual installments of $812,000 through
March 31, 1997, interest payable at 5.77%, secured by
equipment....................................................      3,247           4,059

Notes payable to a bank, guaranteed by the Overseas
Private Investment Corporation ("OPIC"),
interest payable quarterly at approximately 0.5%
in excess of the 91-day T-bill rate set in advance
(aggregating 6.21% at March 31, 1995), principal
payable in semi-annual installments of
$1,544,000 through June 30, 1995.............................      1,544           1,544

Notes payable to a bank, guaranteed by the
Company, principal payable in semi-annual
installments, of $214,000 through November 30, 1999,
no interest payable, secured by equipment....................      2,145           2,145
                                                                --------        --------
                                                                  23,886          22,698
Less:  Current portion.......................................    (15,597)        (13,597)
                                                                --------        --------
                                                                $  8,289        $  9,101
                                                                ========        ========

In December 1991, OPIC certified that all conditions of a Project Completion Agreement had been satisfied pursuant to which the Company would no longer be required to guarantee TGL's loan guaranteed by OPIC. Among the conditions was the establishment of an escrow account covering six months of all third party debt service payments. OPIC waived the condition of the Project Completion Agreement at December 31, 1994, which had previously required that TGL maintain the escrow account balance. The balance of such escrow account was $1.8 million at March 31, 1994.

In connection with non-SBA borrowings, the Company incurs various fees. Guaranty fees include an annual 2.65% fee on the outstanding unpaid principal balance of the notes guaranteed by OPIC. Administration fees include a fee of 0.25% on the outstanding balance of the notes payable to a bank secured by equipment.

Among other covenants of the non-SBA borrowings, the Company must maintain at least a 51% ownership interest in TGL and TGL must maintain certain financial ratios and limit its lease payments to specified levels. In addition, as certain assets of TGL secure these borrowings, TGL may not sell its assets except to replace them. Limits also exist regarding the amount of dividends TGL may pay the Company. These limits are based on certain financial ratios and the net income of TGL. During 1994 and 1993, OPIC agreed to waive its requirement that TGL prepay a certain amount of the OPIC guaranteed loans in connection with the repayment of certain principal and interest owed to the Company.

In 1994, TGL prepaid a note payable to a supplier and a note payable to a bank with a remaining principal balance of approximately $761,000.


Maturities of notes payable at March 31, 1995 for each of the next five years and thereafter are as follows (dollars in thousands):

                                         1995                       $15,597
                                         1996                         2,052
                                         1997                           429
                                         1998                         1,629
                                         1999                           429
                                         Thereafter                   3,750
                                                                    -------
                                                                    $23,886
                                                                    =======


On February 28, 1995 the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest at the Company's option at the higher of the bank's base lending rate or the federal funds rate plus 0.50%, the London Interbank Offered Rate plus 1.10% or at a money market rate set by the bank. The Company is required to pay additional interest to the bank at the rate of 0.25% per year of the unused portion of the line. At March 31, 1995 the Company had $12,000,000 outstanding on the line. The line expires February 27, 1996.

NOTE 11 - MAJOR CUSTOMERS AND EXPORT SALES

During the three months ended March 31, 1995, gold sales aggregated $21.3 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $12.8 million and $8.5 million of total sales, respectively, representing 100% of such total sales.

During the three months ended March 31, 1994, gold sales aggregated $13.0 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $8.5 million and $4.5 million of total sales, respectively, representing 100% of such total sales.

NOTE 12 - ACQUISITION OF MUTUAL OF OMAHA FUND MANAGEMENT
          COMPANY

On December 1, 1993, the Company completed its acquisition of Mutual of Omaha Fund Management Company ("FMC"). The Company financed this acquisition through working capital in the amount of $23,500,000. The Company also incurred additional costs associated with the acquisition in the amount of $1,853,000.

The Company has allocated cost in excess of net assets acquired in the amount of $25,343,000, as set forth below. This cost is being amortized on a straight-line basis beginning December 1, 1993, over the following periods:

                                        Amount at         Estimated
                                      March 31, 1995     Useful Life
                                      --------------     -----------
                                            (Dollars in Thousands)
Goodwill                                 $21,843          15 years
Non-compete agreement                      3,300           5 years
Consulting                                   200           7 months
                                         -------
                                         $25,343
Less: accumulated amortization             2,986
                                         -------

Cost of acquisition in excess of
net assets, net                          $22,357
                                         =======

The Company also agreed to pay up to an additional $3 million in three years if certain conditions, as defined in the purchase agreement, are met.

NOTE 13 - DEALER ADVANCES

During 1994, certain of the Pioneer Family of Mutual Funds introduced a multi-class share structure, whereby the participant funds offer both the traditional front-end load shares and back-end load shares (B-shares).
B-shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4%. The Company capitalizes and amortizes dealer advances for book purposes over periods which range from three to six years depending on the participating fund. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. In the first quarter of 1995, the Company paid dealer advances in the amount of $2.6 million. Dealer advances, net of amortization were $6.7 million at March 31, 1995.

NOTE 14 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

Total revenues and income (loss) by business segment, excluding intersegment transactions, were as follows:

                                                  NOTE 14 - FINANCIAL INFORMATION
                                                        BY BUSINESS SEGMENT
                                                      (DOLLARS IN THOUSANDS)
                                                            (UNAUDITED)
                                                          MUTUAL FUND
                             INVESTMENT                   UNDERWRITING               VENTURE CAPITAL             SHAREHOLDER
                             MANAGEMENT                    AND OTHER                   INVESTMENTS                SERVICES
                             ----------                    ---------                   -----------                --------
THREE MONTHS
- ------------
ENDED                   3/31/95        3/31/94       3/31/95        3/31/94       3/31/95       3/31/94      3/31/95    3/31/94
- -----                   -------        -------       -------        -------       -------       -------      -------    -------
REVENUES &
OTHER INCOME            $15,071        $15,614       $ 3,611        $ 8,899       $   180       $   167      $5,558     $4,902
                        =======        =======       =======        =======       =======       =======      ======     ======

INCOME (LOSS)
BEFORE INCOME
TAXES                   $10,084        $10,569       $(6,397)(1)    $  (484)(1)   $  (181)(2)    $ (638)(2)  $  670     $  864
                        =======        =======       =======        =======       =======       =======      ======     ======

DEPRECIATION &
AMORTIZATION            $   257        $   823       $ 1,151        $   251       $    26       $    21      $  376     $  178
                        =======        =======       =======        =======       =======       =======      ======     ======

CAPITAL
EXPENDITURES            $   108        $    14       $   839        $   492       $     7       $     0      $  886     $  804
                        =======        =======       =======        =======       =======       =======      ======     ======

IDENTIFIABLE
ASSETS AT
QUARTER END             $34,137        $46,430       $32,643        $36,754       $25,824       $25,490      $8,229     $4,659
                        =======        =======       =======        =======       =======       =======      ======     ======
                            GOLD MINING                     OTHER                     CONSOLIDATED
                            -----------                     -----                     ------------
THREE MONTHS
- ------------
ENDED                   3/31/95        3/31/94       3/31/95        3/31/94       3/31/95       3/31/94
- -----                   -------        -------       -------        -------       -------       -------
REVENUES &
OTHER INCOME            $21,259        $12,976       $     0        $    0        $ 45,679      $ 42,558
                        =======        =======       =======        ======        ========      ========

INCOME (LOSS)
BEFORE INCOME
TAXES                   $ 6,121 (3)    $ 2,562 (3)   $  (598)(4)    $ (219)(4)    $  9,699      $ 12,654
                        =======        =======       =======        ======        ========      ========

DEPRECIATION &
AMORTIZATION            $ 3,850        $ 2,851       $     0        $    0        $  5,660      $  4,124
                        =======        =======       =======        ======        ========      ========

CAPITAL
EXPENDITURES            $ 3,883        $ 2,887       $ 3,040        $    0        $  8,763      $  4,197
                        =======        =======       =======        ======        ========      ========

IDENTIFIABLE
ASSETS AT
QUARTER END             $78,122        $64,956       $30,136        $3,764        $209,091      $182,053
                        =======        =======       =======        ======        ========      ========

(1)  Net of interest expense related to third parties of $231,000 for the three months ended March 31, 1995 and $0 for the three months ended March 31, 1994.

(2)  Net of minority interest and interest expense related to third parties of approximately $25,000 and
     $99,000 respectively, for the three months ended March 31, 1995, and $(29,000) and $99,000 for the three months ended March 31, 1994.

(3)  Net of minority interest and interest expense related to third parties of approximately $458,000 and
     $102,000 for the three months ended March 31, 1995  and $685,000 and $108,000 for the three months ended March 31, 1994.

(4)  Net of interest expense related to third parties of approximately $0 and expense related to the Company of $75,000 for the three months ended March 31, 1995 and $0 and $165,000 for the months ended  March 31, 1994.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

                            SUMMARY OF OPERATIONS

The Pioneer Group, Inc. (the "Company") reported first quarter 1995 earnings per share of 23 cents versus 47 cents in the first quarter of 1994. First quarter 1994 earnings included a favorable deferred income tax adjustment to earnings of 16 cents per share from Teberebie Goldfields Limited ("TGL"), the Company's 90% owned gold mining subsidiary. Earnings per share have been adjusted for the 2 for 1 stock split, effected by the payment of a 100% stock dividend on December 9, 1994.

Earnings per share from the Company's financial services businesses decreased by 14 cents per share to 10 cents per share in the first quarter of 1995 versus the comparable period of 1994, reflecting a 14 cents per share decrease in the Company's Polish operations which earned 2 cents per share in the first quarter of 1995. This decrease resulted principally from significantly lower underwriting commissions and management fees relating to the Company's Polish mutual fund, which had assets under management of approximately $350 million at March 31, 1995, down from approximately $1 billion at March 31, 1994. Reduced earnings from the financial services businesses were partially offset by an increase of 7 cents per share from the Company's gold mining operations.

                        FINANCIAL SERVICES BUSINESSES

REVENUES. Revenues from the financial services businesses of $24.4 million in the first quarter of 1995 were $5.2 million lower than the comparable 1994 period, resulting principally from lower underwriting commissions.

Management fees of $15.1 million in the first quarter of 1995 were $0.4 million, or 4% lower, than the first quarter of 1994. The $0.8 million decrease in management fees from the Company's Polish mutual fund were partially offset by a $0.4 million increase in management fees from U.S.
registered mutual funds.  Assets under management of    $11.5 billion at March
31, 1995, reflected an increase of $0.4 billion over December 31, 1994.

Underwriting commissions and other fees of $1.8 million in the first quarter of 1995 were $5.9 million lower than the first quarter of 1994 as a result of significantly lower sales of the Company's Polish mutual fund. Sales of units of the Polish mutual fund were $4 million in the first quarter of 1995 and redemptions were $231 million as contrasted to sales of $621 million in the first quarter of 1994 and redemptions of $78 million. The Company's U.S. registered mutual fund sales (including reinvested dividends) of $357 million in the first quarter of 1995 were $26 million less than sales during the prior year's comparable period, while redemptions of $249 million increased by only $6 million. Sales of the Company's U.S. equity funds of $320 million in the first quarter of 1995, however increased by approximately $13 million over sales during the prior year's comparable period. The Company had net sales of $108 million in the first quarter of 1995 compared to $140 million in the first quarter of 1994.

Shareholder services fees of $5.5 million in the first quarter of 1995 increased by $0.7 million or 14% over the comparable 1994 period as the result of an increase in the number of shareholder accounts and a fee increase effective January 1, 1995.

COSTS AND EXPENSES. Worldwide costs and expenses of $20.6 million in the first quarter of 1995 increased by $2.0 million, or 11%, over the comparable 1994 period. Virtually all of the increase resulted from higher payroll costs, principally reflecting costs related to: 1) increased staffing in the investment management, marketing and shareholder servicing groups and 2) higher bonus expenses related principally to investment management performance, and higher costs related to additional office space. These higher costs were partially offset by earnings of 2 cents per share from the Company's India and Taiwan joint ventures.

OTHER INCOME AND EXPENSE. The Company reported net venture capital investment portfolio gains (excluding operating expenses) of $0.1 million in the first quarter of 1995 compared to net losses of $0.3 million in 1994. The Company's investments in its own mutual funds during their startup phase contributed net gains of $0.4 million during the first quarter of 1995 compared to net losses of $0.4 million during the same period in 1994.

TAXES. The Company's effective tax rate for the financial services businesses of 42% for the first quarter of 1995 was unchanged from the first quarter of 1994.

                             GOLD MINING BUSINESS

In the first quarter of 1995, the gold mining business contributed $3.9 million, or 15 cents per share, to the Company's earnings, 7 cents per share higher than last year's first quarter (exclusive of the 16 cents per share related to the deferred income tax adjustment).

Revenues increased by 64% over the first quarter of 1994 to $21.3 million as gold sales increased by 66% to 56,100 ounces and the average realized price of gold decreased by only 2% to $379 per ounce. Total gold production for 1995 is targeted at 265,000 ounces, an increase of 88,600 ounces over 1994.

The following table compares the cash and total cost per ounce for the three months ended March 31, 1995 with the same period in 1994:
- ---------------------------------------------------------------------------
                                             Three Months ended
                                                  March 31,     (Increase)/
- ---------------------------------------------------------------------------
                                                1995    1994     decrease
                                                ----    ----     --------
- ---------------------------------------------------------------------------
Cash Costs:
- ---------------------------------------------------------------------------
         Production Costs                       $141    $128       $(13)
- ---------------------------------------------------------------------------
         Royalties                                11      15          4
- ---------------------------------------------------------------------------
                                                 152     143         (9)
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------
         General and administrative               26      39         13
- ---------------------------------------------------------------------------
              Cash Cost Per Ounce                178     182          4
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------
Non Cash:
- ---------------------------------------------------------------------------
         Depreciation and Amortization            68      84         16
- ---------------------------------------------------------------------------
         Other                                     6       3         (3)
- ---------------------------------------------------------------------------
               Cost of Production Per Ounce      252     269         17
- ---------------------------------------------------------------------------

- ---------------------------------------------------------------------------
Interest and other costs                          10      19          9
- ---------------------------------------------------------------------------
                Total Cost Per Ounce            $262    $288       $ 26
- ---------------------------------------------------------------------------

Production costs represent costs attributable to mining ore and waste and processing the ore through crushing, leaching, and processing facilities. These costs increased by $13 per ounce principally because of higher stripping ratios and the mining of lower grade ore. As a result, material hauled increased by 114% to 6.4 million tonnes. Cost increases were experienced in several mining and processing categories including drilling and blasting costs, equipment maintenance, fuel costs, leaching reagents, and crushing costs.

Royalty payments are linked to operating profits and tax depreciation and were estimated at 4% of revenue during the first quarter of 1994. Actual royalty payments were 3% of revenue in 1994 and are estimated at 3% of revenue for 1995. The decrease in the royalty estimate compared with the first quarter of 1994 resulted in a $4 decrease in the cost per ounce.

General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents, and vehicle expenditures. Since these costs are essentially fixed and unrelated to production levels, the $13 per ounce decrease in the cost per ounce during the first quarter of 1995 was largely attributable to the substantial increase in gold production.

Depreciation and amortization is calculated using units of production and straight line methods designed to fully depreciate property, plant, and equipment over the lesser of their estimated useful lives or ten years. Depreciation costs decreased by $10 per ounce principally because original mining equipment, which was depreciated rapidly over 400,000 ounces, was fully depreciated by the end of the second quarter of 1994. In addition, development cost amortization decreased by $8 per ounce principally because incremental development costs for the West Plant expansion were significantly lower than the original East Plant resulting in lower overall amortization. Development costs are amortized by plant over 950,000 ounces.

Interest expense and other decreased by $9 per ounce compared with the corresponding period in 1994. In addition to interest expense; political risk insurance premiums, goodwill amortization, foreign exchange gains and losses, and costs for a gold price floor program are included in this category. Since these costs are relatively fixed and unrelated to production levels, the 66% increase in production reduced the cost per ounce by $6 per ounce compared with the first quarter of 1994. In addition, lower floor program costs decreased by $3 per ounce.

Exclusive of the $4.4 million first quarter 1994 adjustment to deferred taxes recorded in prior years, accrued income taxes for the first quarter of 1995 and 1994 were $2.2 million and $1.0 million, respectively. The respective effective tax rates were 36% and 39%. Non-deductible expenses related to goodwill amortization and the minority interest contributed to the difference between the effective tax rate and the 35% statutory rate.

                       LIQUIDITY AND CAPITAL RESOURCES

                        FINANCIAL SERVICES BUSINESSES

Internal Revenue Service regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plans accounts at year end. At March 31, 1995, the Company served as trustee for $3.9 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.5%. The Company's stockholders' equity of $138.0 million at March 31, 1995, would permit it to serve as trustee for up to an additional $3.0 billion of qualified plan assets.

The Company completed the acquisition of Mutual of Omaha Fund Management Company ("FMC") on December 1, 1993. If certain asset targets are reached, the Company would be obligated to pay to Mutual of Omaha in 1996 up to $3 million of additional consideration.

For certain of the Pioneer Family of Mutual Funds, the Company has introduced a multi-class share structure. Under such structure, which was first introduced in April 1994, the participating funds offer both the traditional front-end load shares and back-end load shares. On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. However, the Company pays "up front" commissions to broker-dealers related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount. The participating funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets, subject to annual renewal by the trustees of the funds. Sales of back-end load shares were $73 million in the first quarter of 1995 and new dealer advances totaled $2.6 million. Dealer advances, net of amortization, were $6.7 million at March 31, 1995. In 1995, the Company intends to finance this program through working capital and the line of credit described below.

On April 11, 1995, the Company acquired approximately 51% of the shares of First Investment Voucher Fund (the "Fund"), one of the largest investment funds established in Russia in connection with that country's privatization program. The shares were issued by the Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company holds an approximate 70% direct interest. The $10 million cash purchase price paid for the Fund shares was financed through the line of credit described below.

In addition to acquiring shares in the Fund, Pioneer Omega, acting through its subsidiary Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds rights to manage the Fund's investments under a management agreement. Subsidiaries of PFR also acquired shares in First Voucher Bank, a Russian bank. PFR and the Fund together own approximately 90% of the shares in the bank. Through its ownership of controlling interests in the Fund and the management company, Pioneer Omega will also effectively acquire the rights to carry out share distribution, investment and brokerage activities under the Fund umbrella. These activities will be carried out by newly-established subsidiaries of PFR.

Pioneer Omega paid $2.0 million in cash and issued shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The cash portion of the purchase price was financed through the line of credit described below. The Omega shares represent the approximate 30% of the shares of Pioneer Omega not currently owned by the Company. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. If the put and/or call option is exercised in full, the Company will pay a total of $6.6 million for the Omega shares over a three-year period. Any dividends paid by Pioneer Omega to the holder of the Omega shares with respect to such shares during the three-year put/call option period will be treated as prepayments of a portion of the put/call option price.

                             GOLD MINING BUSINESS

TGL's cash balances decreased by $1.6 million to $1.8 million during the three months ended March 31, 1995. Cash generated from operating activities aggregated $6.6 million while capital expenditures and loan principal payments
were $3.9 million and   $0.8 million, respectively.  In addition, TGL declared
and paid its first dividend of $3.5 million during the quarter. TGL continued to generate sufficient operating cash flow to fund all of its scheduled third party debt service payments and short-term cash commitments.

At the end of the first quarter of 1995, direct investment in TGL aggregated $8.8 million comprised of $6.9 million of third party debt and $1.9 million of direct equity investment by the Company. Of such third party debt, $2.1 million was guaranteed by the Company. Scheduled third party debt service for the remainder of 1995 is expected to aggregate $3.0 million, all of which is expected to be funded from mining operations revenues.

The Company maintains $51.2 million of "political risk" insurance, principally from the Overseas Private Investment Corporation, covering 90% of the Company's equity investment and loan guarantees. In addition, the political risk insurance covers 90% of the Company's proportionate share of cumulative retained earnings. The Company has also secured up to $18.1 million in stand-by insurance subject to semiannual coverage elections to cover increases in retained earnings. TGL has purchased put options to limit its exposure to a decline in market prices of gold to $310 per ounce. TGL has also secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and continuing infrastructure and interest cost.

At March 31, 1995, remaining in-situ proven and probable gold reserves were approximately 6.7 million ounces. TGL is continuing its development drilling program to increase proven and probable reserves and to gain additional information for mine planning.

In the third quarter of 1994, TGL completed construction of a mine expansion expected to increase gold production to approximately 265,000 ounces per annum in 1995. In the first quarter of 1995, the Company decided to proceed with a second expansion of TGL's existing heap leaching facilities and has begun evaluating the economic feasibility of various ore processing alternatives. Preliminary capital cost projections for a mine expansion which replicates TGL's existing open pit mining, crushing, and heap leaching technology are estimated at approximately $30.0 million. Gold production is expected to increase by at least 120,000 ounces under this alternative. The Company is also examining an in-pit crushing alternative which would further increase gold production at an additional cost of approximately $15.0 million. TGL estimates that the new facility, under either alternative, will commence production in early 1997 and will reach full production by the middle of that year. TGL expects to finance 75% of the expansion externally from third party sources, with the balance financed through TGL's operations.

The Company has informed the government of the Republic of Ghana, TGL's minority owner, that the Company is exploring the possibility of selling to the public a minority interest in TGL's parent, Pioneer Goldfields Limited ("PGL"), currently a wholly-owned subsidiary of the Company. The structure, terms, and timing of any such sale, as well as the countries in which any such sale would take place, have not been determined, although the Company does not anticipate selling more than a 20% interest in PGL. In the event that the Company does conduct such a sale, any securities sold in the United States will not be registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the Act's registration requirements. There can be no assurance, however, that a decision will be made to commence such a sale, or if such a sale does commence, that it will be successful.

                        OTHER NATURAL RESOURCE BUSINESS

The Company's Russian venture, Forest Starma, in which the Company has a 50% direct interest and a 7.4% indirect interest, is pursuing the development of timber production under a 50-year lease of 33,000 hectares (82,000 acres) with annual cutting rights of 130,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. The venture also expects to acquire a lease of additional forest land. Forest Starma has developed a site, including a jetty, from which its timber production would be exported primarily to the Japanese market. Timber production commenced in the first quarter of 1995 and it is expected that shipments will commence in the second quarter of 1995. Forest Starma estimates that 1995 timber production and shipments will be approximately 95,000 cubic meters and 70,000 cubic meters, respectively.

Capital required by this venture is now projected at approximately $22.0 million (net of an assumed Value Added Tax recovery on imports) of which $9.3 million would be financed pursuant to a conditional loan commitment already in place. The loan, which initially would be guaranteed by the Company, would cease to be guaranteed when the project meets certain production and cash flows tests. The Company expects to provide financing of $12.6 million in the form of equity and subordinated debt. Investments by the Company in the venture totaled $21.0 million at April 30, 1995, some of which is considered bridge financing by the Company. The Company has increased its cost estimate from the $20.6 million reported at year-end 1994 principally as a result of additional capital equipment and site work.

The Company is also in the process of securing political risk insurance which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings. A second venture with similar but not identical ownership is negotiating a lease of another large tract of forest land in the Khabarovsk Territory.

                                    GENERAL

The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) decreased by $6.9 million in the first quarter of 1995 to $19.2 million, principally from the investments described above.

On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50%, (b) the London Interbank Offered Rate plus 1.10%, or (c) at a money market rate set by the bank. The line, which expires on February 27, 1996, provides that the Company must pay additional interest to the bank at the rate of 0.25% per annum of the unused portion of the line. At April 30, 1995, the Company had $27 million outstanding under the line.

THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS AND TO TAKE ADVANTAGE OF INVESTMENT OPPORTUNITIES.

                            PART II -- OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K
                 --------------------------------


             (a) Exhibits:

                 10.1 Master Share Purchase Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and First Investment Voucher Fund.

                 10.2 Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and DOM Investment Company.

                 10.3 Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and Moscow International Business Centre Limited.

                 10.4 Stockholders Agreement dated as of April 11, 1995 by and among The Pioneer Group, Inc. and Moscow International Business Centre Limited.

                 11     Computation of earnings per share.

                 27     Financial Data Schedule.

             (b) Reports filed on Form 8-K:  None

                                  SIGNATURES
                                  ----------

        It is the opinion of management that the financial information contained in this report reflects all adjustments necessary to a fair statement of results for the period report, but such results are not necessarily indicative of results to be expected for the year due to the effect that stock market fluctuations may have on assets under management. All accounting policies have been applied consistently with those of prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE PIONEER GROUP, INC.

                                      /s/ William H. Keough

                                      William H. Keough
                                      Senior Vice President
                                      Chief Financial Officer
                                      and Treasurer

                                   EXHIBIT INDEX
                                   -------------

        10.1 Master Share Purchase Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and First Investment Voucher Fund.

        10.2 Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and DOM Investment Company.

        10.3 Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and Moscow International Business Centre Limited.

        10.4 Stockholders Agreement dated as of April 11, 1995 by and among The Pioneer Group, Inc. and Moscow International Business Centre Limited.

        11      Computation of earnings per share.

        27      Financial Data Schedule.