Form 10-Q
period 1995-06-30
PIONEER GROUP INC
filed 1995-08-14
CIK 733060

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the three months ended June 30, 1995              Commission File No. 0-8841


                            The Pioneer Group, Inc.
                            -----------------------
             (exact name of registrant as specified in its charter)


            Delaware                                             13-5657669
-------------------------------                              -------------------
(State of other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)


60 State Street, Boston, Massachusetts                             02109
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:     (617) 742-7825


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

                             X  Yes            No
                            ---            ---

As of June 30, 1995, there were 24,816,628 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

Part I   Financial Information
Item 1.  Financial Statements

THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Per Share Amounts)

                                                                                           6/30/95         12/31/94
                                                                                           -------         --------
ASSETS                                                                                   (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates market value....................    $ 14,349          $ 23,118
Investment in marketable securities, at value.........................................       9,338             6,458
Receivables:
  From securities brokers and dealers
    for sales of mutual fund shares...................................................       7,416             7,406
  For gold shipments..................................................................       3,521             4,393
  Other...............................................................................      10,113            10,168
Mining inventory......................................................................      16,775            11,881
Other current assets..................................................................       4,662             4,695
                                                                                          --------          --------
    Total current assets..............................................................      66,174            68,119
                                                                                          --------          --------
NONCURRENT ASSETS:
Mining operations:
  Mining equipment and facilities (net of accumulated
         depreciation of $36,002 in 1995 and $29,793 in 1994).........................      45,250            44,337
  Deferred mining development costs (net of accumulated
         amortization of $10,166 in 1995 and $9,022 in 1994)..........................      10,039            11,061
  Cost in excess of net assets of minority interest acquired  (net of accumulated
        amortization of $1,592 in 1995 and $1,405 in 1994)............................       2,154             2,341
Cost of acquisition in excess of net assets (net of accumulated amortization
  of $3,517 in 1995 and $2,458 in 1994)...............................................      21,827            22,789
Long-term venture capital investments, at value
  (cost $16,456 in 1995 and $18,181 in 1994)..........................................      21,692            19,835
Timber project in development:
  Deferred timber development costs...................................................      12,616             6,765
  Timber equipment and facilities.....................................................       9,350             5,384
Furniture, equipment, and leasehold improvements (net of accumulated
  depreciation and amortization of $8,686 in 1995 and $9,724 in 1994).................      12,051             9,837
Dealer advances.......................................................................       9,583             4,399
Investment in Russian Voucher Fund....................................................      10,000             --
Investment in management company of Russian Voucher Fund..............................       8,022             --
Other assets (including federal and state deferred income taxes, net).................      10,385             7,642
                                                                                          --------          --------
    Total noncurrent assets...........................................................     172,969           134,390
                                                                                          --------          --------
                                                                                          $239,143          $202,509
                                                                                          ========          ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold......................................................      $7,394            $7,075
Accrued expenses and accounts payable.................................................      14,373            13,675
Accrued employees' compensation.......................................................       4,549             1,547
Accrued income taxes..................................................................       5,622               748
Deferred revenues.....................................................................       1,603             --
Current portion of notes payable......................................................      32,053            13,597
                                                                                          --------          --------
    Total current liabilities.........................................................      65,594            36,642
                                                                                          --------          --------
Noncurrent liabilities:
Notes payable, net of current portion.................................................      14,075             9,101
Deferred foreign income taxes.........................................................      10,651            17,331
                                                                                          --------          --------
     Total noncurrent liabilities.....................................................      24,726            26,432
                                                                                          --------          --------
     Total liabilities................................................................      90,320            63,074
                                                                                          --------          --------
Minority interest.....................................................................       5,489             5,013
                                                                                          --------          --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $.10 par value; authorized 60,000,000 shares;
      issued 24,816,628 shares in 1995 and 24,697,960 shares in 1994 .................       2,482             2,470
    Paid-in capital...................................................................       6,164             3,599
    Retained earnings.................................................................     138,880           130,715
    Treasury stock at cost, 0 shares in 1995 and 28,772 shares in 1994................           0              (167)
                                                                                          --------          --------
                                                                                           147,526           136,617
    Less - Deferred cost of restricted common stock issued............................      (4,192)           (2,195)
                                                                                          --------          --------
     Total stockholders' equity.......................................................     143,334           134,422
                                                                                          --------          --------
                                                                                          $239,143          $202,509
                                                                                          ========          ========

The Company's annual report on Form 10-K should be read in conjunction with these financial statements.

THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)

                                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                               JUNE 30,                           JUNE 30,
                                                                         1995            1994              1995             1994
                                                                      ----------      ----------        ----------       ----------
Revenues and sales:
   Investment management fees...................................         $15,341         $16,389           $30,413          $31,890
   Underwriting commissions and other fees......................           1,893           2,077             3,675            9,760
   Shareholder services fees....................................           5,561           4,899            11,105            9,782
   Trustee fees and other income................................           1,678           1,893             3,700            3,408
                                                                      ----------      ----------        ----------       ----------
     Revenues from financial services businesses................          24,473          25,258            48,893           54,840
   Gold sales...................................................          22,080          14,558            43,339           27,534
                                                                      ----------      ----------        ----------       ----------
     Total revenues and sales...................................          46,553          39,816            92,232           82,374
                                                                      ----------      ----------        ----------       ----------


Costs and expenses:
   Management, distribution, shareholder service
     and administrative expenses................................          21,752          18,714            42,743           37,236
   Gold mining operating costs and expenses.....................          16,242           9,383            30,655           18,904
                                                                      ----------      ----------        ----------       ----------
     Total costs and expenses...................................          37,994          28,097            73,398           56,140
                                                                      ----------      ----------        ----------       ----------


Other (income) expense:
   Unrealized and realized losses (gains) on venture
     capital and marketable securities investments, net.........          (4,148)           (651)           (4,659)             128
   Interest expense.............................................              99             225               531              432
   Minority interest............................................             355             424               838            1,080
   Other, net...................................................             182             302               354              521
                                                                      ----------      ----------        ----------       ----------
     Total other (income) expense...............................          (3,512)            300            (2,936)           2,161
                                                                      ----------      ----------        ----------       ----------


Income before provision for federal, state and
   foreign income taxes.........................................          12,071          11,419            21,770           24,073
                                                                      ----------      ----------        ----------       ----------
Federal, state and foreign income taxes:
   Provision for federal, state and foreign income taxes........           4,742           4,572             8,644            9,766
   Cumulative deferred foreign income tax adjustment............              --              --                --           (4,431)
                                                                      ----------      ----------        ----------       ----------
Net provision for federal, state and foreign income taxes.......           4,742           4,572             8,644            5,335
                                                                      ----------      ----------        ----------       ----------
Net income......................................................          $7,329          $6,847           $13,126          $18,738
                                                                      ==========      ==========        ==========       ==========
Earnings per share .............................................           $0.29           $0.27             $0.52            $0.74
                                                                      ==========      ==========        ==========       ==========
Dividends per share.............................................           $0.10          $0.075             $0.20           $0.135
                                                                      ==========      ==========        ==========       ==========
Weighted average common and
common equivalent shares outstanding ...........................      25,310,000      25,352,000        25,260,000       25,320,000
                                                                      ==========      ==========        ==========       ==========


The Company's annual report on Form 10-K should be read in conjunction with these financial statements.

THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
(UNAUDITED)

                                                                                                           SIX MONTHS ENDED
                                                                                                                JUNE 30,
                                                                                                         1995              1994
                                                                                                         ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.....................................................................................     $13,126           $18,738
                                                                                                      -------           -------
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...............................................................      10,851             7,992
     Unrealized and realized (gains) losses on venture capital and marketable securities,net.....      (4,659)              128
     (Equity in earnings of) other investments...................................................        (501)             (760)
     Restricted stock plan expense...............................................................         584               506
     Deferred income taxes.......................................................................      (4,481)           (4,202)
     Deferred revenues...........................................................................       1,603             1,781
     Minority interest...........................................................................         838             1,078
  Changes in operating assets and liabilities:
     Receivable from securities brokers and dealers for sales of mutual fund shares..............         (10)              179
     Receivables for gold shipments..............................................................         872              (592)
     Other receivables...........................................................................          55              (595)
     Mining inventory............................................................................      (4,894)           (2,290)
     Other current assets .......................................................................          33              (553)
     Dealer advances.............................................................................      (5,950)             (925)
     Other assets ...............................................................................        (745)             (311)
     Payable to funds for shares sold............................................................         319              (174)
     Accrued expenses and accounts payable.......................................................         698             1,166
     Accrued employees' compensation.............................................................       3,002             1,452
     Accrued income taxes........................................................................       4,874             1,332
                                                                                                      -------           -------
            TOTAL ADJUSTMENTS....................................................................       2,489             5,212
                                                                                                      -------           -------
            NET CASH PROVIDED BY OPERATING ACTIVITIES............................................      15,615            23,950
                                                                                                      -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to furniture, equipment and leasehold improvements..................................      (3,691)           (2,733)
   Investments in marketable securities..........................................................      (5,179)          (13,947)
   Proceeds from sale of marketable securities...................................................       2,782            15,808
   Long-term venture capital investments.........................................................      (1,662)           (2,170)
   Proceeds from sale of venture capital investments.............................................       3,981             2,928
   Deferred timber development costs.............................................................      (5,851)           (4,623)
   Timber equipment and facilities...............................................................      (3,966)           (1,253)
   Other investments.............................................................................      (3,696)           (2,591)
   Cost of acquisition in excess of net assets...................................................         (96)              (88)
   Purchase of mining equipment and facilities...................................................      (7,132)           (7,207)
   Deferred mining development costs, net........................................................        (122)             (506)
   Investment in Russian Voucher Fund............................................................     (10,000)               --
   Investment in Management Company of Russian Voucher Fund......................................      (2,022)               --
                                                                                                      -------           -------
            NET CASH USED IN INVESTING ACTIVITIES................................................     (36,654)          (16,382)
                                                                                                      -------           -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid................................................................................      (4,961)           (3,329)
   Distributions to minority interest holder of gold mining subsidiary...........................        (350)               --
   Distributions to limited partners of venture capital subsidiary...............................         (12)              (33)
   Exercise of stock options.....................................................................         151               100
   Restricted stock plan award...................................................................          12                 5
   Repayments of notes payable...................................................................     (12,321)           (1,969)
   Borrowings....................................................................................      29,751                --
   Reclassification of restricted cash...........................................................         --                398
                                                                                                      -------           -------
            NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..................................      12,270            (4,828)
                                                                                                      -------           -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.............................................      (8,769)            2,740
                                                                                                      -------           -------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................................      23,118            19,242
                                                                                                      -------           -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................................     $14,349           $21,982
                                                                                                      =======           =======


THE COMPANY'S ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THESE FINANCIAL STATEMENTS.

THE PIONEER GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1995

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

Income taxes paid were $7,948,000 and $8,145,000 for the six months ended June 30, 1995, and June 30, 1994, respectively. In addition, interest paid was $1,089,000 for the six months ended June 30, 1995, and $437,000 for the six months ended June 30, 1994.

NOTE 2 - MINING INVENTORY


Mining inventories consist of the following:

                                June 30,         December 31,
                                  1995               1994
                                  ----               ----

                                  (Dollars in Thousands)
Gold-in-process                $  1,125           $  1,125
Materials and supplies           15,650             10,756
                               --------           --------
                               $ 16,775           $ 11,881
                               ========           ========

NOTE 3 - MINING EQUIPMENT

                                        June 30,         December 31,
                                          1995               1994
                                          ----               ----
                                          (Dollars in Thousands)

Processing plant and equipment          $22,875               $22,485
Mining equipment (rolling stock)         30,358                26,958
Buildings and housing units               4,402                 3,718
Leach pads and ponds                     12,841                10,026
Construction in progress                    564                 1,010
All other equipment                      10,212                 9,933
                                        -------               -------
                                         81,252                74,130
   Less: accumulated depreciation       (36,002)              (29,793)
                                        -------               -------
Total mining equipment                  $45,250               $44,337
                                        =======               =======

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

NOTE 5 -- RESTRICTED STOCK PLANS AND STOCK OPTION PLAN

The Company has a Restricted Stock Plan (the "1995 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 600,000 shares of the Company's stock may be awarded to participants under the 1995 Plan at a price to be determined by the Board of Directors, generally $.10 per share. The 1995 Plan expires in January 2000. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The Company's 1981 Restricted Stock Plan (the "1981 Plan") expired in January 1990. The 1995 Plan, the 1990 Plan and the 1981 Plan are collectively referred to as the "Plans."

The following tables summarize restricted stock plan activity for the Plans during the first six months of 1995.

                                                 UNVESTED SHARES
                                                 ---------------

                            1995 Plan       1990 Plan       1981 Plan          Total
                            ---------       ---------       ---------          -----
Balance at 12/31/94          ----            419,264         15,684           434,948

Awarded                       600            123,400          ----            124,000

Vested                       ----           (127,700)       (15,684)         (143,384)

Forfeited                    ----             (1,560)         ----             (1,560)
                             ----           --------        -------          --------
Balance at 6/30/95            600            413,404          ----            414,004
                             ====           ========        =======          ========

                                                 VESTED SHARES
                                                 -------------

                           1995 Plan        1990 Plan      1981 Plan            Total
                           ---------        --------       ---------            -----
Balance at 12/31/94          ----            219,000       1,489,648         1,708,648

Vested                       ----            127,700          15,684           143,384
                             ----            -------       ---------         ---------

Balance at 6/30/95           ----            346,700       1,505,332         1,852,032
                             ====            =======       =========         =========


The Company awarded 101,460 shares in 1994 and 164,800 shares in 1993 under the 1990 Plan.

The participant's right to resell the awarded stock, under the Plans, is generally restricted as to 100% of the shares awarded during the first two years following the award, 60% during the third year and 20% less each year thereafter. The Company may repurchase unvested restricted shares at $.10 per share upon termination of employment.

Awards under the Plans are compensatory, and, accordingly, the difference between the award price and the market value of the shares under the Plans at the award date, less the applicable tax benefit, is being amortized on a straight-line basis over a five year period.

The Company also maintains the 1988 Stock Option Plan (the "Option Plan"), pursuant to which options on the Company's stock may be granted to key employees of the Company. The Company has reserved an aggregate of 2,400,000 shares for issuance under the Option Plan. Both incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986 and non-statutory options not intended to qualify for incentive stock option treatment ("non-statutory options") may be granted under the Option Plan. The Option Plan is administered by the Board of Directors or a committee of disinterested directors designated by the Board (the "Committee") and unless the Option Plan is earlier terminated, no option may be granted after August 1, 1998. The option price per share is determined by the Board of Directors or the Committee, but (i) in the case of incentive stock options, may not be less than 100% of the fair market value of such shares on the date of option grant, and (ii) in the case of non-statutory options, may not be less than 90% of the fair market value on the date of option grant. Options issuable under the Option Plan become exercisable as determined by the Board of Directors or the

Committee not to exceed ten years from the date of grant. Options granted to date vest over five years at an annual rate of 20% on each anniversary date of the date of the grant.


The following table summarizes all stock option activity since December 31, 1992.

                                        Number of           Exercise
                                         shares           price per share
                                       ----------        -----------------
Outstanding at December 31, 1992       1,570,800         $4.188  - $ 7.063
Granted                                  139,000                   $ 12.00
Terminated                               (12,000)                  $ 4.188
Exercised                                (62,800)                  $ 4.188
                                       ---------         -----------------

Outstanding at December 31, 1993       1,635,000         $4.188  - $ 12.00
Granted                                  191,500         15.875  - $ 21.25
Exercised                                (32,000)                  $ 4.188
                                       ---------         -----------------

Outstanding at December 31, 1994       1,794,500         $4.188  - $ 21.25
Exercised                                (25,000)        $6.00   - $ 6.125
                                       ---------         -----------------
Outstanding at June 30, 1995           1,769,500         $4.188  - $ 21.25
                                       =========         =================

At June 30, 1995, options to purchase 1,118,800 shares of Common Stock had vested under the Option Plan.

NOTE 6 - NET CAPITAL

As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $2,667,867 at June 30, 1995, which exceeded required net capital of $706,170 by $1,961,697. The ratio of aggregate indebtedness to net capital at June 30, 1995, was 3.97 to 1.

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

NOTE 7 - BENEFIT PLANS

The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan qualified under section 401(k) of the Internal Revenue Code of 1986. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under these plans were $1,015,000 for the six months ended June 30, 1995, and $926,000 for the six months ended June 30, 1994.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer mutual funds. Investment management fees earned from the mutual funds were approximately $28,836,000 for the six months ended June 30, 1995, and $30,947,000 for the six months ended June 30, 1994. Underwriting commissions and other fees earned from the sale of mutual funds shares were approximately $3,675,000 for the six months ended June 30, 1995, and $9,760,000 for the six months ended June 30, 1994, respectively. Shareholder services fees earned from the mutual funds were approximately $11,105,000 for the six months ended June 30, 1995, and $9,782,000 for the six months ended June 30, 1994.

Within the Pioneer mutual funds, revenues from Pioneer II were approximately $15,628,000 for the six months ended June 30, 1995, and $15,714,000 for the six months ended June 30, 1994. Revenues from Pioneer Fund were $7,909,000 for the six months ended June 30, 1995, and $7,653,000 for the six months ended June 30, 1994.

Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $959,000 for the six months ended June 30, 1995, and $742,000 for the six months ended June 30, 1994.

At December 31, 1994, the Company had a receivable from an officer in the amount of $109,000. This receivable was fully paid in the second quarter of 1995.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Rental expense was $2,238,000 for the six months ended June 30, 1995, and $1,588,000 for the six months ended June 30, 1994. Future minimum payments amount to approximately $1,469,000 for the last six months of 1995, $3,051,000 in 1996, $3,129,000 in 1997, $3,220,000 in 1998, $3,342,000 in 1999, $3,197,000
in 2000 and $5,393,000 thereafter. These future minimum payments include estimated annual operating expenses of approximately $667,000 in the last six months of 1995, and $1,330,000 thereafter.

In September 1993, TGL executed a commitment letter with the Overseas Private Investment Corporation ("OPIC") pursuant to which OPIC will provide loan guarantees for up to $5.0 million. The commitment terminates in December 1995 and carries commitment fees of 0.5% per year on the undisbursed and uncanceled amount of the guarantee commitment. At June 30, 1995, the full amount of the guarantee commitment remained undisbursed.

The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

NOTE 10- NOTES PAYABLE

Notes payable of the Company consists of the following:

                                                             June 30,       December 31,
                                                              1995             1994
                                                              ----             ----
                                                            (Dollars in Thousands)

Line of Credit..........................................    $30,000             $10,000

Preferred option financing for acquisition of
management company of Russian Voucher Fund,
principal payable in three annual installments of
$2,000,000 through 1998, interest payable at 5%.........      6,000               ---

Small Business Administration ("SBA")
financing, notes payable to a bank,
interest payable semi-annually at
rates ranging from 6.12% to 9.8%,
due in 1998 through 2003................................      4,950               4,950

Note payable to a bank guaranteed by the Swedish
Exports Credits Guarantee Board, principal payable in
six semi-annual installments of $812,000 through
March 31, 1997, interest payable at 5.77%, secured by
equipment...............................................      3,247               4,059

Notes payable to a bank, guaranteed by the Overseas
Private Investment Corporation ("OPIC").................         -0-              1,544

Notes payable to a bank, guaranteed by the
Company, principal payable in semi-annual
installments, of $214,000 through November 30, 1999,
no interest payable, secured by equipment...............      1,931               2,145
                                                            -------             -------
                                                             46,128              22,698
Less:  Current portion..................................    (32,053)            (13,597)
                                                            -------             -------
                                                            $14,075             $ 9,101
                                                            =======             =======

In December 1991, OPIC certified that all conditions of a Project Completion Agreement had been satisfied pursuant to which the Company would no longer be required to guarantee TGL's loan guaranteed by OPIC. Among the conditions was the establishment of an escrow account covering six months of all third party debt service payments. OPIC waived the condition of the Project Completion Agreement at December 31, 1994, which had previously required that TGL maintain the escrow account balance. The balance of such escrow account was $1.8 million at June 30, 1994.

In 1994, TGL prepaid a note payable to a supplier and a note payable to a bank with a remaining principal balance of approximately $761,000.

Maturities of notes payable at June 30, 1995 for each of the next five years and thereafter are as follows (dollars in thousands):


                            1995                    $32,053
                            1996                      4,053
                            1997                      2,429
                            1998                      3,629
                            1999                        214
                            Thereafter                3,750
                                                    -------
                                                    $46,128
                                                    =======

On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest at the Company's option at the higher of the bank's base lending rate or the federal funds rate plus 0.50%, the London Interbank Offered Rate plus 1.10% or at a money market rate set by the bank. The Company is required to pay additional interest to the bank at the rate of 0.25% per year of the unused portion of the line. At June 30, 1995 the Company had $30,000,000 outstanding on the line. The line expires February 27, 1996. On July 26, 1995, the Company entered into a second agreement with the commercial bank providing for an additional $10 million unsecured line of credit with substantially the same terms as the first agreement. This additional facility also expires on February 27, 1996.

NOTE 11 - MAJOR CUSTOMERS AND EXPORT SALES

During the six months ended June 30, 1995, gold sales aggregated $43.3 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $24.4 million and $18.9 million of total gold sales, respectively, representing 100% of such total gold sales.

During the six months ended June 30, 1994, gold sales aggregated $27.5 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $17.8 million and $9.7 million of total gold sales, respectively, representing 100% of such total gold sales.

NOTE 12 - ACQUISITION OF MUTUAL OF OMAHA FUND MANAGEMENT COMPANY

On December 1, 1993, the Company completed its acquisition of Mutual of Omaha Fund Management Company ("FMC"). The Company financed this acquisition through working capital in the amount of $23,500,000. The Company also incurred additional costs associated with the acquisition in the amount of $1,854,000.

The Company has allocated cost in excess of net assets acquired in the amount of $25,344,000, as set forth below. This cost is being amortized on a straight-line basis beginning December 1, 1993, over the following periods:

                                   Amount at      Estimated
                                June 30, 1995     Useful Life
                                -------------     -----------

                                    (Dollars in Thousands)
Goodwill                             $21,844        15 years
Non-compete agreement                  3,300         5 years
Consulting                               200         7 months
                                     -------
                                     $25,344
Less: accumulated amortization         3,517
                                     -------
Cost of acquisition in excess of
net assets, net                      $21,827
                                     =======

The Company also agreed to pay up to an additional $3 million in three years if certain conditions, as defined in the purchase agreement, are met.

NOTE 13 - DEALER ADVANCES

During 1994, certain of the Pioneer Family of Mutual Funds introduced a multi-class share structure, whereby the participant funds offer both the traditional front-end load shares and back-end load shares (B-shares). B-shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4%. The Company capitalizes and amortizes dealer advances for book purposes over periods which range from three to six years depending on the participating fund. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. In the first six months of 1995, the Company paid dealer advances in the amount of $6.0 million. Dealer advances, net of amortization, were $9.6 million at June 30, 1995.

NOTE 14 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

Total revenues and income (loss) by business segment, excluding intersegment transactions, were as follows:

                        NOTE 14 - FINANCIAL INFORMATION
                              BY BUSINESS SEGMENT
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                MUTUAL FUND
                       INVESTMENT              UNDERWRITING                 VENTURE CAPITAL              SHAREHOLDER
                       MANAGEMENT                AND OTHER                    INVESTMENTS                  SERVICES
                       ----------              ------------                 ---------------              -----------
SIX MONTHS
ENDED              6/30/95    6/30/94     6/30/95        6/30/94        6/30/95       6/30/94        6/30/95    6/30/94
                   -------    -------     -------        -------        -------       -------        -------    -------
REVENUES &
OTHER INCOME       $30,467    $32,133      $6,994        $12,580           $285          $297        $11,147     $9,830
                   =======    =======    ========        =======        =======       =======        =======     ======
INCOME (LOSS)
BEFORE INCOME
TAXES              $19,851    $22,025    ($12,983)(1)    ($6,040)(1)     $2,650(2)      ($221)(2)     $1,272     $1,680
                   =======    =======    ========        =======        =======       =======        =======     ======

DEPRECIATION &
AMORTIZATION          $519       $435      $2,537         $1,793            $53           $42           $775       $394
                   =======    =======    ========        =======        =======       =======        =======     ======

CAPITAL
EXPENDITURES          $199        $71      $1,666         $1,020            $35            $5         $1,791     $1,637
                   =======    =======    ========        =======        =======       =======        =======     ======

IDENTIFIABLE
ASSETS AT
QUARTER END        $33,483    $42,380     $35,222        $40,295        $52,198       $26,320         $7,665     $5,304
                   =======    =======    ========        =======        =======       =======        =======     ======


                           GOLD MINING                    OTHER                       CONSOLIDATED
                           -----------                    -----                       ------------
SIX MONTHS
ENDED              6/30/95       6/30/94       6/30/95        6/30/94         6/30/95     6/30/94
                   -------       -------       -------        -------         -------     -------
REVENUES &
OTHER INCOME       $43,339       $27,534            $0             $0         $92,232     $82,374
                   =======       =======       =======         ======        ========    ========
INCOME (LOSS)
BEFORE INCOME
TAXES              $11,334(3)     $7,150(3)      ($354)(4)      ($521)(4)     $21,770     $24,073
                   =======       =======       =======         ======        ========    ========

DEPRECIATION &
AMORTIZATION        $7,551        $5,834            $0             $0         $11,435      $8,498
                   =======       =======       =======         ======        ========    ========

CAPITAL
EXPENDITURES        $7,132        $7,228        $3,966             $0         $14,789      $9,961
                   =======       =======       =======         ======        ========    ========

IDENTIFIABLE
ASSETS AT
QUARTER END        $79,168       $66,470       $31,407         $8,448        $239,143    $189,217
                   =======       =======       =======         ======        ========    ========


(1) Net of interest expense related to third parties of approximately $152,000 for the six months ended June 30, 1995 and $0 for the six months ended June 30, 1994.

(2) Net of minority interest and interest expense related to third parties of approximately $1,000 and $200,000 respectively, for the six months ended June 30, 1995, and $44,000 and $200,000 for the six months ended June 30, 1994.

(3) Net of minority interest and interest expense related to third parties of approximately $837,000 and $179,000 for the six months ended June 30, 1995 and $1,036,000 and $232,000 for the six months ended June 30, 1994.

(4) Net of interest expense related to third parties of approximately $0 and expense related to the Company of $0 for the six months ended June 30, 1995 and $0 and $425,000 for the six months ended June 30, 1994.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SUMMARY OF OPERATIONS

The Pioneer Group, Inc. (the "Company") reported second quarter 1995 earnings of 29 cents per share, an increase of 2 cents per share over earnings in the second quarter of 1994. Current year second quarter results included increased earnings from venture capital operations of 7 cents per share and increased gold mining earnings of 3 cents per share. The higher earnings were partially offset by decreased worldwide investment management businesses earnings of 7 cents per share, of which 4 cents represented decreased earnings from Polish operations. Earnings per share have been adjusted to reflect the 2 for 1 stock split effected by the payment of a 100% stock dividend on December 9, 1994.

Earnings of 52 cents per share for the six months ended June 30, 1995, were 22 cents lower than earnings during the comparable 1994 period. Earnings for the first half of 1994 included a favorable deferred income tax rate adjustment of 16 cents per share relating to Teberebie Goldfields Limited ("TGL"), the Company's 90% owned gold mining subsidiary. A 10 cent per share increase in gold mining earnings (exclusive of the deferred income tax rate adjustment) and a 6 cent increase in venture capital earnings only partially offset a 22 cent decline in earnings from worldwide investment management businesses. A significant portion of this decline relates to an 18 cent decline in earnings from Polish operations. Assets in the Company's Polish mutual fund, however, appeared to have stabilized somewhat during the second quarter.

                          FINANCIAL SERVICES BUSINESSES

REVENUES. Revenues from the financial services businesses of $24.5 million in the second quarter of 1995 were $0.8 million lower than the comparable 1994 period, resulting principally from lower management fees from the Company's Polish mutual fund. Revenues of $48.9 million for the six months ended June 30, 1995, were $5.9 million lower than revenues in the comparable 1994 period, as significantly lower Polish mutual fund sales resulted in lower underwriting commissions.

Management fees of $15.3 million in the second quarter of 1995 were $1.0 million, or 6%, lower than management fees in the second quarter of 1994. The $1.3 million increase in management fees derived from the U.S. registered mutual funds was more than offset by a $2.3 million decrease in management fees derived from the Company's Polish mutual fund.

        For the six months ended June 30, 1995, management fees of $30.4 million were $1.5 million, or 5%, lower than management fees in the comparable 1994 period. The $1.8 million increase in management fees derived from the U.S. registered mutual funds was more than offset by a $3.3 million decrease in management fees derived from the Company's Polish mutual fund. Assets under management of $12.4 billion at June 30, 1995, increased by $1.3 billion over the 1994 year-end level. This increase was primarily attributable to strong equity market performance.

Underwriting commissions and other fees of $1.9 million in the second quarter of 1995 were $0.2 million lower than underwriting commissions and other fees in the second quarter of 1994. The Company's U.S. registered mutual fund sales (including reinvested dividends) of $410 million in the second quarter of 1995 were 6% higher than sales during the prior year's comparable period, while redemptions of $269 million increased by 31%. The Company had net sales of $141 million in the second quarter of 1995 compared to $183 million in the second quarter of 1994. The Company had sales of $10 million from its Polish mutual fund in the second quarter of 1995 compared to $72 million in the second quarter of 1994.

        For the first six months of 1995, underwriting commissions and other fees of $3.7 million were $6.1 million lower than underwriting commissions and other fees in the same period in 1994 as a result of significantly lower Polish mutual fund sales. Sales of units of the Polish mutual fund were $14 million in the first six months of 1995 and redemptions were $297 million compared to sales of $693 million in the first six months of 1994 and redemptions of $234 million. U.S. registered mutual fund sales of $783 million in the six months ended June 30, 1995 were slightly higher (1%) than sales during the prior year's comparable period, while redemptions of $518 million increased by 16%. Net sales of U.S. registered mutual funds were $265 million in the six months ended June 30, 1995, compared to net sales of $329 million in the six months ended June 30, 1994.

Shareholder services fees of $5.6 million and $11.1 million for the second quarter of 1995 and six months ended June 30, 1995, increased by $0.7 million and $1.3 million, respectively, over the comparable 1994 periods as a result of an increase in the number of shareholder accounts and a fee increase effective January 1, 1995.

COSTS AND EXPENSES. Worldwide financial services businesses costs and expenses of $21.8 million and $42.7 million for the second quarter of 1995 and six months ended June 30, 1995 increased by $3.0 million and $5.5 million, respectively, over the comparable 1994 periods. Virtually all of the increase resulted from higher payroll costs related to increased staffing in the investment management, marketing and shareholder servicing groups, higher costs related to additional office space and higher costs related to mutual fund distribution.

OTHER INCOME AND EXPENSE. The Company reported net venture capital investment portfolio gains (excluding operating expenses) of $4.0 million and $4.2 million for the second quarter and six months ended June 30, 1995, respectively, compared to net gains of $0.8 million and $0.6 million for the comparable 1994 periods. The Company's investments in its own mutual funds during their startup phase contributed net gains of $0.1 million and $0.5 million for the second quarter and six months ended June 30, 1995, respectively, compared to net losses of $0.2 million and $0.7 million, respectively, during the same periods in 1994.

TAXES. The Company's effective tax rate for the financial services businesses of 43% for the first six months of 1995 was slightly higher (1%) than the rate for the comparable 1994 period.

                              GOLD MINING BUSINESS

Earnings for the gold mining business of 14 cents per share in the second quarter of 1995 were 3 cents per share higher than earnings in the second quarter of 1994. In 1994, the gold mining business benefited from a 10% reduction in the Ghanaian income tax rate levied on mining companies which contributed, in part, to earnings of 35 cents per share in the first half of 1994. Excluding a related 16 cents per share reduction in deferred taxes recorded in prior years, earnings of 29 cents per share for the first half of 1995 were 10 cents per share over last year's first half earnings.

Revenues increased by 52% from the second quarter of 1994 to $22.1 million as gold sales increased by 50% to 57,200 ounces while the average realized price of gold increased by 1% to $386 per ounce. Revenues increased by 57% over the first half of 1994 to $43.3 million as gold sales increased by 57% to 113,300 ounces while the average realized price of gold was essentially flat at $383 per ounce.

The production target for 1995 has been decreased by 25,000 ounces to approximately 240,000 ounces primarily because it has taken more time to locate and train equipment operators and mine supervisors than was originally anticipated. TGL produced 176,400 ounces in 1994.

The following table compares the cash and total cost per ounce for the three and six months ended June 30, 1995 with the corresponding periods in 1994:

                                                      Three Months ended           Six Months ended
                                                      ------------------          ------------------
                                                            June 30,                   June  30,
                                                      ------------------          ------------------
                                                       1995         1994          1995          1994
                                                       ----         ----          ----          ----
Cash Costs:
  Production Costs                                     $174         $111          $158          $119
  Royalties                                              12           15            11            15
                                                       ----         ----          ----          ----
                                                        186          126           169           134

  General and administrative                             28           35            27            37
                                                       ----         ----          ----          ----
   CASH COST PER OUNCE                                  214          161           196           171

Non Cash:

  Depreciation and Amortization                          65           78            67            81
  Other                                                 -0-            2             4             3
                                                       ----         ----          ----          ----
  COST OF PRODUCTION PER OUNCE                          279          241           267           255

Interest and other costs                                  9            9            10            14
                                                       ----         ----          ----          ----
   TOTAL COST PER OUNCE                                $288         $250          $277          $269
                                                       ====         ====          ====          ====

Production costs represent costs attributable to mining ore and waste and processing the ore through crushing, leaching, and processing facilities. These costs increased by $63 per ounce and $39 per ounce compared with the respective three and six months ended June 30, 1994 principally because of higher stripping ratios and the mining of lower grade ore. As a result, material hauled more than doubled during the three and six months ended June 30, 1995, and ore processed increased by 65% and 84%, respectively, over the corresponding periods in 1994. In addition, in the second quarter of 1995, TGL recorded a one-time physical inventory adjustment and a salary adjustment (retroactive to January 1, 1995) associated with the June 30, 1995 collective bargaining agreement increasing the total cost per ounce by $8 and $6, respectively. Cost increases were experienced in several mining and processing categories including drilling and blasting costs, equipment maintenance, fuel costs, cement, and crushing costs.

Royalty payments to the government of Ghana are linked to TGL's operating profits and tax depreciation and were estimated at 4% of revenue during the first half of 1994. Actual royalty payments were 3% of revenue in 1994 and are estimated at 3% of revenue for 1995. The decrease in the royalty estimate had the effect of decreasing the cost per ounce during the three and six months ended June 30, 1995 by $3 and $4, respectively.

General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents and vehicle expenditures. Since these costs are relatively fixed and unrelated to production levels, the cost per ounce decreases for the three and six months ended June 30, 1995 compared with the corresponding 1994 periods (approximately $14 and $16 per ounce, respectively,) were attributable to higher production levels. The effect of higher production was offset partially by increases in salaries and employee benefits, commercial insurance premiums, and customs duties and clearing costs (aggregating approximately $7 per ounce and $6 per ounce, respectively).

Depreciation and amortization is calculated using units of production and straight-line methods designed to fully depreciate property, plant and equipment over the lesser of their estimated useful lives or ten years. Development cost amortization for the three and six months ended June 30, 1995 decreased by $8 per ounce compared with the corresponding 1994 periods primarily because incremental development costs for the West Plant expansion were significantly lower than development costs for the East Plant resulting in lower overall amortization. Development costs are amortized by plant over 950,000 ounces. In addition, pad and pond depreciation decreased for the three and six months ended June 30, 1995 by $4 per ounce and $2 per ounce, respectively, compared with the corresponding 1994 periods because East Plant leaching pads used in the second quarter of 1995 were fully depreciated in March 1995 and West Plant pads and ponds are now being depreciated over estimated useful lives of one year and five years, respectively, rather than on an accelerated basis over 120,000 ounces.

Interest expense and other costs during the six months ended June 30, 1995 decreased by $4 per ounce compared with the six months ended June 30, 1994 principally because of a decrease in gold price floor program costs and an increase in interest income. In addition to interest expense and premiums for the gold price floor program, political risk insurance premiums, goodwill amortization and foreign exchange gains and losses are also included in this category.

Exclusive of the $4.4 million first quarter 1994 adjustment to deferred taxes recorded in prior years, accrued income taxes for the first half of 1995 and 1994 were $4.1 million and $2.6 million, respectively. During these periods, the effective tax rate of the gold mining business was 36%; slightly above the Ghanaian statutory rate of 35% because of non-deductible expenses such as minority interest and goodwill amortization.

                         LIQUIDITY AND CAPITAL RESOURCES

                          FINANCIAL SERVICES BUSINESSES

Internal Revenue Service regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plans accounts at year end. At June 30, 1995, the Company served as trustee for $4.0 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.6%. The Company's stockholders' equity of $143.3 million at June 30, 1995, would permit it to serve as trustee for up to an additional $3.2 billion of qualified plan assets.

The Company completed the acquisition of Mutual of Omaha Fund Management Company ("FMC") on December 1, 1993. If certain asset targets are reached, the Company would be obligated to pay up to $3 million of additional consideration to FMC's former owner in 1996.

For certain funds in the Pioneer Family of Mutual Funds, the Company has introduced a multi-class share structure. Under the multi-class share structure, which was first introduced in April 1994, the participating funds offer both traditional front-end load shares and back-end load shares. On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. The Company, however, pays "up front" commissions to broker-dealers related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount. The participating funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets, subject to annual renewal by the trustees of the funds. Sales of back-end load shares were $167 million in the first six months of 1995 and new dealer advances totaled $6.0 million. Dealer advances, net of amortization, were $9.6 million at June 30, 1995. In 1995, the Company intends to finance this program through working capital and the line of credit facilities described below.

On April 11, 1995, the Company acquired approximately 51% of the shares of First Investment Voucher Fund (the "Voucher Fund"), one of the largest investment funds established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company holds an approximate 70% direct interest. The $10 million cash purchase price paid for the Voucher Fund shares was financed through the line of credit facilities described below.

In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through its subsidiary, Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds rights to manage the Voucher Fund's investments under a management agreement. Subsidiaries of PFR also acquired shares in First Voucher Bank, a Russian bank. PFR and the Voucher Fund together own approximately 90% of the shares in the bank. Through its ownership of controlling interests in the Voucher Fund and the management company, Pioneer Omega will also effectively acquire the rights to carry out share distribution, investment and brokerage activities under the Voucher Fund umbrella. These activities will be carried out by newly-established subsidiaries of PFR.

Pioneer Omega paid $2.0 million in cash and issued shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The cash portion of the purchase price was financed through the line of credit facilities described below. The Omega shares represent the approximate 30% of the shares of Pioneer Omega not currently owned by the Company. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. If the put and/or call option is exercised in full, the Company will pay a total of $6.6 million for the Omega shares over a three-year period.
Any dividends paid by Pioneer Omega to the holder of the Omega shares with respect to such shares during the three-year put/call option period will be treated as prepayments of a portion of the put/call option price.

                              GOLD MINING BUSINESS

TGL's cash balances decreased by $2.2 million to $1.3 million during the six months ended June 30, 1995. Cash generated from operating activities aggregated $11.2 million while capital expenditures and loan principal payments were $7.3 million and $2.6 million, respectively. In addition, TGL declared and paid its first dividend of $3.5 million during the first quarter of 1995. TGL generated sufficient operating cash flow to fund all of its scheduled third party debt service payments and short-term cash commitments.

At the end of the second quarter of 1995, direct investment in TGL aggregated $7.1 million, comprised of $5.2 million of third party debt and $1.9 million of direct equity investment by the Company. Of such third party debt, $1.9 million was guaranteed by the Company. Scheduled third party debt service for the remainder of 1995 is expected to aggregate $1.1 million, all of which is expected to be funded from mining operations revenues.

In July 1995, TGL received an independent geological certification of additional gold reserves at its mining concession in Ghana. Proven and probable reserves were established based on mapping, sampling, drilling, assaying, and evaluation techniques typical of those that are generally employed in the mining industry. At July 31, 1995, remaining in-situ proven and probable reserves were approximately 9.4 million ounces, an increase of approximately
2.7 million ounces over reported proven and probable gold reserves of 6.7 million ounces at March 31, 1995. Proven and probable reserves comprise approximately 9.2 million ounces from ore which will be processed through crushing and heap leaching operations and approximately 0.2 million which will be leached directly utilizing run of mine dump leaching techniques. The minimum cut-off grade (based on a gold price of $385 per ounce) for crushed and run-of-mine ore was approximately .015 and .008 ounces per tonne, respectively. Based on current heap leaching technology at the mine, it is estimated that recoverable gold from these open-pit reserves will aggregate approximately 7.5 million ounces. TGL is continuing its development drilling program to increase proven and probable reserves and to gain additional information for future mine planning.

The Company maintains $67.1 million of "political risk" insurance, principally from the Overseas Private Investment Corporation ("OPIC"), covering 90% of its equity and loan guarantees. The political risk insurance contract also covers 90% of the Company's proportionate share of cumulative retained earnings and provides up to $11.1 million in stand-by insurance, subject to semiannual coverage elections, to cover increases in retained earnings. TGL also secured business interruption insurance coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and continuing infrastructure and interest costs. TGL maintained a gold price floor program to limit its exposure to a decline in market prices to $310 per ounce.

In July 1995, the Company's Board of Directors approved a mine expansion plan for TGL pursuant to which TGL would seek to increase gold production to a rate of at least 400,000 ounces per annum in 1998. The Company will replicate existing mining and processing technology while utilizing an in-pit gyratory crusher. Capital expenditures in 1996 are estimated at approximately $65 million, including approximately $46 million related to the proposed expansion. TGL expects to finance approximately $45 million of 1996 capital expenditures from third party sources, with the balance financed with cash from TGL's operations.

In July 1995, the Company announced that it had engaged an international securities house to underwrite the sale, in a global offering, of a minority interest in TGL's parent, Pioneer Goldfields Limited ("PGL"), currently a wholly-owned subsidiary of the Company. The final structure, terms and timing of any such global offering and sale, as well as the countries in which any such global offering and sale would take place, have not been determined, although the Company does not anticipate selling more than a 20% interest in PGL. It is expected that, if such global offering and sale proceeds, application will be made to list PGL's shares on the London and Ghana stock exchanges. In the event that the Company does conduct such global offering and sale, any securities sold in the United States will not be registered under the Securities Act of 1933, as amended (the "Act"), and may not be offered or sold in the United States absent registration under the Act or an applicable exemption from the Act's registration requirements. There can be no assurance, however, that, if such global offering and sale does commence, it will be successful or that any securities of PGL will be admitted for listing on any stock exchange.

                         OTHER NATURAL RESOURCE BUSINESS

The Company's Russian venture, Forest Starma, in which the Company has a 55% direct interest (recently increased from 50%) and a 5.8% indirect interest is pursuing the development of timber production under a 50-year lease of 33,000 hectares (82,000 acres) with annual cutting rights of 130,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. The venture also expects to acquire a lease of additional forest land. Forest Starma has developed a site, including a jetty, from which its timber production would be exported primarily to the Japanese market. Timber production commenced in the first quarter of 1995 and it is expected that shipments will commence in the third quarter of 1995. Forest Starma now estimates that 1995 timber production and shipments will be approximately 70,000 cubic meters.

Capital required by this venture is now projected at approximately $23.0 million (net of an assumed Value Added Tax recovery on imports) of which $9.3 million would be financed pursuant to a conditional loan commitment already in place. The loan, which initially would be guaranteed by the Company, would cease to be guaranteed when the project meets certain production and cash flows tests. The Company expects to provide financing of $13.6 million in the form of equity and subordinated debt. Investments by the Company in the venture totaled $21.7 million (net of an assumed Value Added Tax recovery on imports) at June 30, 1995, some of which is considered bridge financing by the Company.

The Company is also in the process of securing political risk insurance which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings. A second venture with similar but not identical ownership is negotiating a lease of another large tract of forest land in the Khabarovsk Territory.

                                     GENERAL

The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) decreased by $3.7 million in the first six months of 1995 to $22.4 million, as result of the investments described above.

On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50%, (b) the London Interbank Offered Rate plus 1.10%, or (c) at a money market rate set by the bank. The line, which expires on February 27, 1996, provides that the Company must pay additional interest to the bank at the rate of 0.25% per annum of the unused portion of the line. On July 26, 1995, the Company entered into a second agreement with the commercial bank providing for a $10 million unsecured line of credit with substantially the same terms as the first agreement including applicable interest rates and expiration date. At June 30, 1995, the Company had $30 million outstanding under the lines.

THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS AND TO TAKE ADVANTAGE OF INVESTMENT OPPORTUNITIES.

                          PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      The 1995 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 4, 1995. At the Annual Meeting, the following persons were elected to serve as directors until the next Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified: Robert L. Butler, Philip L. Carret, John F. Cogan, Jr., Maurice Engleman, Jaskaran S. Teja, David D. Tripple and John H. Valentine.

      At the Annual Meeting, the stockholders also voted (i) to increase from 33,000,000 to 60,000,000 the number of shares of Common Stock of the Company authorized for issuance, (ii) to ratify and approve the Company's 1995 Employee Stock Purchase Plan, (iii) to ratify and approve the Company's 1995 Restricted Stock Plan, and (iv) to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the 1995 fiscal year.

      The following is a summary of the voting at the meeting:

                                                   For                  Withheld
                                                   ---                  --------
Election of Directors

   Robert L. Butler                              17,006,512              172,212
   Philip L. Carret                              17,148,272               30,452
   John F. Cogan, Jr.                            17,053,352              125,372
   Maurice Engleman                              17,103,392               75,332
   Jaskaran S. Teja                              17,149,752               28,972
   David D. Tripple                              17,054,612              124,112
   John H. Valentine                             17,102,600               76,124


                                        For            Against           Abstain
                                        ---            -------           -------
Approval of Amendment
to Certificate of
Incorporation Increasing
Authorized Common Stock              15,773,977         683,233          721,514

Ratification and approval
of 1995 Employee Stock
Purchase Plan                        16,041,394         290,770          846,560

Ratification and approval
of 1995 Restricted Stock Plan        15,890,097         388,143          900,484

Ratification of Arthur
Andersen LLP as independent
accountants for 1995 fiscal year     17,133,992          17,196           27,536

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits.

                 10.1 Collective Agreement between Teberebie Goldfields Limited and the Ghana Mineworkers' Union of T.U.C.

                 10.2 Letter Agreement dated July 26, 1995 between the Company and The First National Bank of Boston

                 11     Computation of earnings per share

                 27     Financial Data Schedule


         (b) Reports filed on form 8-K. During the fiscal quarter ended June 30, 1995, the Company filed a Current Report on Form 8-K, dated May 3, 1995, reporting that it had informed the government of the Republic of Ghana, the minority owner of Teberebie Goldfields Limited ("TGL"), the Company's 90%-owned gold mining subsidiary, that the Company is exploring the possibility of selling to the public a minority interest in TGL's parent, Pioneer Goldfields Limited, currently a wholly-owned subsidiary of the Company.


                                   SIGNATURES

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


                                 THE PIONEER GROUP, INC.


                                 /s/ William H. Keough
                                 ---------------------

                                 William H. Keough
                                 Senior Vice President
                                 Chief Financial Officer
                                 and Treasurer

                                 EXHIBIT INDEX


10.1 Collective Agreement between Teberebie Goldfields Limited and the Ghana Mineworkers' Union of T.U.C.


10.2 Letter Agreement dated July 26, 1995 between The Company and The First National Bank of Boston


11     Computation of earnings per share.


27     Financial Data Schedule