Form 10-Q
period 1995-09-30
PIONEER GROUP INC
filed 1995-11-14
CIK 733060

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended September 30, 1995         Commission File No. 0-8841



                            The Pioneer Group, Inc.
                            -----------------------
             (exact name of registrant as specified in its charter)


         Delaware                                                     13-5657669
--------------------------------------------------------------------------------
(State of other jurisdiction of                                 (IRS Employer
incorporation or organization)                               Identification No.)


60 State Street, Boston, Massachusetts                                     02109
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)



Registrant's telephone number, including area code:     (617) 742-7825
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

As of September 30, 1995, there were 24,814,938 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.


PART I FINANCIAL INFORMATION
ITEM 1 FINANCIAL STATEMENTS
THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Per Share Amounts)
                                                                                                    9/30/95                12/31/94
                                                                                                    -------                --------
ASSETS                                                                                             (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates market value........................           $ 24,205              $ 23,118
Investment in marketable securities, at value.............................................              9,514                 6,458
Receivables:
     From securities brokers and dealers
       for sales of mutual fund shares....................................................              7,692                 7,406
     For gold shipments...................................................................              3,841                 4,393
     Other................................................................................             12,270                10,168
Mining inventory..........................................................................             16,071                11,881
Other current assets......................................................................              7,529                 4,695
                                                                                                     --------              --------
        Total current assets..............................................................             81,122                68,119
                                                                                                     --------              --------

NONCURRENT ASSETS:
Mining operations:
     Mining equipment and facilities (net of accumulated
            depreciation of $39,266 in 1995 and $29,793 in 1994)..........................             45,075                44,337
     Deferred mining development costs (net of accumulated
            amortization of $10,805 in 1995 and $9,022 in 1994)...........................              9,934                11,061
     Cost in excess of net assets of minority interest acquired  (net of accumulated
           amortization of $1,686 in 1995 and $1,405 in 1994).............................              2,060                 2,341
Cost of acquisition in excess of net assets (net of accumulated amortization
      of $4,045 in 1995 and $2,458 in 1994)...............................................             21,298                22,789
Long-term venture capital investments, at value
     (cost $16,951 in 1995 and $18,181 in 1994)...........................................             22,737                19,835
Long-term investments.....................................................................             16,369              ------
Timber project in development:
     Deferred timber development costs....................................................             15,220                 6,765
    Timber equipment and facilities.......................................................             11,518                 5,384
Furniture, equipment, and leasehold improvements (net of accumulated
     depreciation and amortization of $9,576 in 1995 and $9,724 in 1994)..................             22,532                 9,837
Dealer advances...........................................................................             12,951                 4,399
Cost in excess of net assets of majority interest acquired  (net of accumulated
           amortization of $77 in 1995)...................................................              1,770              ------
Other assets (including federal and state deferred income taxes, net).....................             12,346                 7,642
                                                                                                     --------              --------

        Total noncurrent assets...........................................................            193,810               134,390
                                                                                                     --------              --------

                                                                                                     $274,932              $202,509
                                                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold..........................................................             $7,674                $7,075
Accrued expenses and accounts payable.....................................................             22,827                13,675
Accrued employees' compensation...........................................................              5,495                 1,547
Accrued income taxes......................................................................                332                   748
Deferred revenues.........................................................................                705               ------
Current portion of notes payable..........................................................             38,053                13,597
                                                                                                     --------              --------

        Total current liabilities.........................................................             75,086                36,642
                                                                                                     --------              --------

NONCURRENT LIABILITIES:
Notes payable, net of current portion.....................................................             13,263                 9,101
Deferred income taxes, net................................................................             16,264                17,331
                                                                                                     --------              --------
        Total noncurrent liabilities......................................................             29,527                26,432
                                                                                                     --------              --------
        Total liabilities.................................................................            104,613                63,074
                                                                                                     --------              --------
Minority interest.........................................................................             22,596                 5,013
                                                                                                     --------              --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock, $.10 par value; authorized 60,000,000 shares;
       issued 24,816,628 shares in 1995 and 24,697,960 shares in 1994 ....................              2,482                 2,470
     Paid-in capital......................................................................              6,358                 3,599
     Retained earnings....................................................................            142,672               130,715
     Treasury stock at cost, 1,690 shares in 1995 and 28,772 shares in 1994...............                (18)                 (167)
                                                                                                     --------              --------
                                                                                                      151,494               136,617
     Less - Deferred cost of restricted common stock issued...............................             (3,771)               (2,195)
                                                                                                     --------              --------
        Total stockholders' equity........................................................            147,723               134,422
                                                                                                     --------              --------
                                                                                                     $274,932              $202,509
                                                                                                     ========              ========


The Company's annual report on Form 10-K should be read in conjunction with these financial statements.


THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                    SEPTEMBER 30,
                                                                  1995           1994            1995           1994
                                                               ----------     ----------      ----------     ----------
Revenues and sales:
   Investment management fees..............................       $16,835        $16,566         $47,248        $48,456
   Underwriting commissions and other fees.................         2,457          1,592           6,132         11,352
   Shareholder services fees...............................         5,603          4,961          16,708         14,743
   Trustee fees and other income...........................         3,977          1,984           7,677          5,392
                                                               ----------     ----------      ----------     ----------

     Revenues from financial services businesses...........        28,872         25,103          77,765         79,943
   Gold sales..............................................        22,368         20,210          65,707         47,744
                                                               ----------     ----------      ----------     ----------


    Total revenues and sales...............................        51,240         45,313         143,472        127,687
                                                               ----------     ----------      ----------     ----------


Costs and expenses:
   Management, distribution, shareholder service
    and administrative expenses............................        24,084         19,291          66,827         56,527
   Gold mining operating costs and expenses................        17,071         11,407          47,726         30,311
                                                               ----------     ----------      ----------     ----------


    Total costs and expenses...............................        41,155         30,698         114,553         86,838
                                                               ----------     ----------      ----------     ----------


Other (income) expense:
   Unrealized and realized gains on venture capital
    and marketable securities investments, net.............        (2,473)          (227)         (7,132)           (99)
   Interest expense........................................            26            254             557            686
   Minority interest.......................................         1,083            531           1,921          1,611
   Other, net..............................................           195            377             549            898
                                                               ----------     ----------      ----------     ----------


    Total other (income) expense...........................        (1,169)           935          (4,105)         3,096
                                                               ----------     ----------      ----------     ----------



Income before provision for federal, state and
   foreign income taxes....................................        11,254         13,680          33,024         37,753
                                                               ----------     ----------      ----------     ----------


Federal, state and foreign income taxes:
   Provision for federal, state and foreign income taxes...         4,981          5,400          13,625         15,166
   Cumulative deferred foreign income tax adjustment.......           ---            ---             ---         (4,431)
                                                               ----------     ----------      ----------     ----------


Net provision for federal, state and foreign income taxes..         4,981          5,400          13,625         10,735
                                                               ----------     ----------      ----------     ----------

Net income.................................................        $6,273         $8,280         $19,399        $27,018
                                                               ==========     ==========      ==========     ==========


Earnings per share ........................................         $0.25          $0.33           $0.77          $1.07
                                                               ==========     ==========      ==========     ==========


Dividends per share........................................         $0.10          $0.08           $0.30         $0.215
                                                               ==========     ==========      ==========     ==========

Weighted average common and
common equivalent shares outstanding ......................    25,371,000     25,374,000      25,297,000     25,338,000
                                                               ==========     ==========      ==========     ==========



The Company's annual report on Form 10-K should be read in conjunction with these financial statements.


THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)                                                                                     NINE MONTHS ENDED
(UNAUDITED)                                                                                                  SEPTEMBER 30,
                                                                                                              1995        1994
                                                                                                              ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................................................   $19,399     $27,018
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................................................    17,095      12,756
    Unrealized and realized (gains) losses on venture capital and marketable securities,net.............    (7,132)        (99)
    (Equity in earnings of) other investments...........................................................      (481)       (558)
    Restricted stock plan expense.......................................................................       987         761
    Deferred income taxes...............................................................................      (643)     (3,256)
    Deferred revenues...................................................................................       705         882
    Minority interest...................................................................................    17,944       1,611
  Changes in operating assets and liabilities:
    Receivable from securities brokers and dealers for sales of mutual fund shares......................      (286)        638
    Receivables for gold shipments......................................................................       552      (1,732)
    Other receivables...................................................................................    (2,102)     (3,342)
    Mining inventory....................................................................................    (4,190)     (6,538)
    Other current assets ...............................................................................    (2,834)       (301)
    Dealer advances.....................................................................................    (9,946)     (2,530)
    Other assets .......................................................................................      (627)       (311)
    Payable to funds for shares sold....................................................................       599        (631)
    Accrued expenses and accounts payable...............................................................     9,152       4,791
    Accrued employees' compensation.....................................................................     3,948       3,193
    Accrued income taxes................................................................................      (225)      3,206
                                                                                                           -------     -------
      TOTAL ADJUSTMENTS.................................................................................    22,516       8,540
                                                                                                           -------     -------
      NET CASH PROVIDED BY OPERATING ACTIVITIES.........................................................    41,915      35,558
                                                                                                           -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold improvements..........................................   (15,100)     (4,081)
  Investments in marketable securities..................................................................    (5,273)    (14,287)
  Proceeds from sale of marketable securities...........................................................     2,804      20,822
  Long-term venture capital investments.................................................................    (2,517)     (2,864)
  Proceeds from sale of venture capital investments.....................................................     4,461       3,477
  Deferred timber development costs.....................................................................    (8,455)     (4,259)
  Timber equipment and facilities.......................................................................    (6,134)     (2,260)
  Other investments.....................................................................................    (4,020)     (2,938)
  Cost of acquisition in excess of net assets...........................................................    (1,943)        (89)
  Purchase of mining equipment and facilities...........................................................   (10,306)     (7,566)
  Deferred mining development costs, net................................................................      (656)     (2,126)
  Long-term investments.................................................................................   (17,269)        ---
  Proceeds from sale of long-term investments...........................................................     2,599         ---
                                                                                                           -------     -------
      NET CASH USED IN INVESTING ACTIVITIES............................................................  . (61,809)    (16,171)
                                                                                                           -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid........................................................................................    (7,442)     (5,303)
  Distributions to minority interest holder of gold mining subsidiary...................................      (350)        ---
  Distributions to limited partners of venture capital subsidiary.........................................     (11)        (53)
  Exercise of stock options.............................................................................       151         100
  Restricted stock plan award...........................................................................        15           5
  Repayments of notes payable...........................................................................   (14,382)     (2,839)
  Borrowings............................................................................................    43,000         ---
  Reclassification of restricted cash...................................................................       ---         398
                                                                                                           -------     -------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...............................................    20,981      (7,692)
                                                                                                           -------     -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................................................     1,087      11,695
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................................    23,118      19,242
                                                                                                           -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................................   $24,205     $30,937
                                                                                                           =======     =======

THE COMPANY'S ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THESE FINANCIAL STATEMENTS.

THE PIONEER GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1995

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

Income taxes paid were $14,238,000 and $10,100,000 for the nine months ended September 30, 1995, and September 30, 1994, respectively. In addition, interest paid was $1,793,000 for the nine months ended September 30, 1995, and $751,000 for the nine months ended September 30, 1994.

NOTE 2 - MINING INVENTORY

Mining inventories consist of the following:

                                                          September 30,       December 31,
                                                              1995                1994
                                                              ----                ----
                                                               (Dollars in Thousands)
Gold-in-process                                            $   1,125           $  1,125
Materials and supplies                                        14,946             10,756
                                                           ---------           --------
                                                           $  16,071           $ 11,881
                                                           =========           ========

NOTE 3 - MINING EQUIPMENT

                                                                                     September 30,        December 31,
                                                                                          1995                1994
                                                                                          ----                ----
                                                                                            (Dollars in Thousands)
                   Processing plant and equipment                                      $ 23,058              $ 22,485
                   Mining equipment (rolling stock)                                      30,933                26,958
                   Buildings and housing units                                            4,404                 3,718
                   Leach pads and ponds                                                  14,175                10,026
                   Construction in progress                                               1,517                 1,010
                   All other equipment                                                   10,254                 9,933
                                                                                       --------              --------
                                                                                         84,341                74,130
                        Less: accumulated depreciation                                  (39,266)              (29,793)
                                                                                       --------              --------
                   Total mining equipment                                              $ 45,075              $ 44,337
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

The following tables summarize restricted stock plan activity for the Plans during the first nine months of 1995.

                                                                    Unvested Shares
                                                                    ---------------
                                                   1995 Plan             1990 Plan             1981 Plan                Total
                                                   ---------             ---------             ---------                -----
                   Balance at 12/31/94               -----                419,264                 15,684                434,948

                   Awarded                            600                 123,400              ---------                124,000

                   Vested                            -----               (134,450)               (15,684)              (150,134)

                   Forfeited                         -----                 (3,250)              ---------                (3,250)
                                                   ---------             --------              ---------              ---------

                   Balance at 9/30/95                 600                 404,964               ---------               405,564
                                                   =========             ========              =========              =========

                                                            Vested Shares
                                                            -------------
                                                   1995 Plan             1990 Plan             1981 Plan                Total
                                                   ---------             ---------             ---------                -----

                   Balance at 12/31/94               -----                219,000              1,489,648              1,708,648

                   Vested                            -----                134,450                 15,684                150,134
                                                   ---------             --------              ---------              ---------

                   Balance at 9/30/95                -----                353,450              1,505,332              1,858,782
                                                   =========             ========              =========              =========

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


The following table summarizes all stock option activity since December 31, 1992.

                                                                         Number of                      Exercise
                                                                          shares                      price per share
                                                                 ------------------------          ----------------------
                   Outstanding at December 31, 1992                     1,570,800                   $4.188  - $  7.063
                   Granted                                                139,000                             $  12.00
                   Terminated                                             (12,000)                            $  4.188
                   Exercised                                              (62,800)                            $  4.188
                                                                 ------------------------          ----------------------


                   Outstanding at December 31, 1993                     1,635,000                   $4.188  - $  12.00
                   Granted                                                191,500                   15.875  - $  21.25
                   Exercised                                              (32,000)                            $  4.188
                                                                 ------------------------          ----------------------


                   Outstanding at December 31, 1994                     1,794,500                   $4.188  - $  21.25
                   Exercised                                              (25,000)                   $6.00  - $  6.125
                                                                 ------------------------          ----------------------
                   Outstanding at September 30, 1995                    1,769,500                   $4.188  - $  21.25
                                                                 ========================          ======================

At September 30, 1995, options to purchase 1,122,800 shares of common stock had vested under the Option Plan.

NOTE 6 - NET CAPITAL

As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $2,202,257 at September 30, 1995, which exceeded required net capital of $741,715 by $1,460,542. The ratio of aggregate indebtedness to net capital at September 30, 1995, was 5.05 to 1.

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

NOTE 7 - BENEFIT PLANS

The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan qualified under section 401(k) of the Internal Revenue Code of 1986. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under these plans were $1,610,000 for the nine months ended September 30, 1995, and $1,339,000 for the nine months ended September 30, 1994.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer mutual funds. Investment management fees earned from the mutual funds were approximately $46,479,000 for the nine months ended September 30, 1995, and $46,939,000 for the nine months ended September 30, 1994. Underwriting commissions and other fees earned from the sale of mutual funds shares were approximately $6,132,000 for the nine months ended September 30, 1995, and $11,352,000 for the nine months ended September 30, 1994, respectively. Shareholder services fees earned from the mutual funds were approximately $16,708,000 for the nine months ended September 30, 1995, and $14,743,000 for the nine months ended September 30, 1994.

Within the Pioneer mutual funds, revenues from Pioneer II were approximately $23,941,000 for the nine months ended September 30, 1995, and $23,538,000 for the nine months ended September 30, 1994. Revenues from Pioneer Fund were $12,110,000 for the nine months ended September 30, 1995, and $11,502,000 for the nine months ended September 30, 1994.

Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $1,940,000 for the nine months ended September 30, 1995, and $1,086,000 for the nine months ended September 30, 1994.

At December 31, 1994, the Company had a receivable from an officer in the amount of $109,000. This receivable was fully paid in the second quarter of 1995.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Rental expense was $3,265,000 for the nine months ended September 30, 1995, and $2,409,000 for the nine months ended September 30, 1994. Future minimum payments amount to approximately $735,000 for the last three months of 1995, $3,051,000 in 1996, $3,129,000 in 1997, $3,220,000 in 1998, $3,342,000 in 1999,
$3,197,000 in 2000 and $5,393,000 thereafter. These future minimum payments include estimated annual operating expenses of approximately $334,000 in the last three months of 1995, and $1,330,000 thereafter.

In September 1993, TGL executed a commitment letter with the Overseas Private Investment Corporation ("OPIC") pursuant to which OPIC will provide loan guarantees for up to $5.0 million. The commitment terminates in December 1995 and carries commitment fees of 0.5% per year on the undisbursed and uncanceled amount of the guarantee commitment. At September 30, 1995, the full amount of the guarantee commitment remained undisbursed.

The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

NOTE 10- NOTES PAYABLE

Notes payable of the Company consists of the following:
                                                                  September 30,           December 31,
                                                                      1995                   1994
                                                                      ----                   ----
                                                                       (Dollars in Thousands)

Line of Credit.................................................  $ 36,000                  $ 10,000

Preferred option financing for acquisition of
management company of Russian Voucher Fund,
principal payable in three annual installments of
$2,000,000 through 1998, interest payable at 5% ...............     6,000                       ---

Small Business Administration ("SBA")
financing, notes payable to a bank,
interest payable semi-annually at
rates ranging from 6.12% to 9.8%,
due in 1998 through 2003.......................................     4,950                     4,950

Note payable to a bank guaranteed by the Swedish
Exports Credits Guarantee Board, principal payable in
nine semi-annual installments of $812,000 through
March 31, 1997, interest payable at 5.77%, secured by
equipment......................................................     2,435                     4,059

Notes payable to a bank, guaranteed by the Overseas
Private Investment Corporation ("OPIC")........................       -0-                     1,544

Notes payable to a bank, guaranteed by the
Company, principal payable in semi-annual
installments, of $214,000 through November 30, 1999,
no interest payable, secured by equipment......................     1,931                     2,145
                                                                 --------                  --------
                                                                   51,316                    22,698
Less:  Current portion.........................................   (38,053)                  (13,597)
                                                                 --------                  --------
                                                                 $ 13,263                  $  9,101
                                                                 ========                  ========

In December 1991, OPIC certified that all conditions of a Project Completion Agreement had been satisfied pursuant to which the Company would no longer be required to guarantee TGL's loan guaranteed by OPIC. Among the conditions was the establishment of an escrow account covering nine months of all third party debt service payments. OPIC waived the condition of the Project Completion Agreement at December 31, 1994, which had previously required that TGL maintain the escrow account balance. The balance of such escrow account was $1.8 million at September 30, 1994.

In 1994, TGL prepaid a note payable to a supplier and a note payable to a bank with a remaining principal balance of approximately $761,000.

Maturities of notes payable at September 30, 1995 for each of the next five years and thereafter are as follows (dollars in thousands):

                                                   1995                        $38,053
                                                   1996                          3,241
                                                   1997                          2,429
                                                   1998                          3,629
                                                   1999                            214
                                                   Thereafter                    3,750
                                                                               -------
                                                                               $51,316
                                                                               =======


On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest at the Company's option at the higher of the bank's base lending rate or the federal funds rate plus 0.50%, the London Interbank Offered Rate plus 1.10% or at a money market rate set by the bank. The Company is required to pay additional interest to the bank at the rate of 0.25% per year of the unused portion of the line. The line expires February 27, 1996. On October 20, 1995, the Company entered into a second agreement with the commercial bank providing for an additional $15 million unsecured line of credit with substantially the same terms as the first agreement. This additional facility also expires on February 27, 1996. At September 30, 1995, the Company had $36,000,000 outstanding on the lines.

NOTE 11 - MAJOR CUSTOMERS AND EXPORT SALES

During the nine months ended September 30, 1995, gold sales aggregated $65.7 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $37.1 million and $28.6 million of total gold sales, respectively, representing 100% of such total gold sales.

During the nine months ended September 30, 1994, gold sales aggregated $47.7 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $31.8 million and $15.9 million of total gold sales, respectively, representing 100% of such total gold sales.

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

The Company has allocated cost in excess of net assets acquired in the amount of $25,343,000, as set forth below. This cost is being amortized on a straight-line basis beginning December 1, 1993, over the following periods:

                                                               Amount at                      Estimated
                                                           September 30, 1995                Useful Life
                                                           ------------------                -----------

                                                                          (Dollars in Thousands)
                   Goodwill                                       $21,843                    15 years
                   Non-compete agreement                            3,300                     5 years
                   Consulting                                         200                     7 months
                                                                  -------
                                                                  $25,343
                   Less: accumulated amortization                   4,045
                                                                  -------
                   Cost of acquisition in excess of
                   net assets, net                                $21,298
                                                                  =======

The Company also agreed to pay up to an additional $3 million in three years if certain conditions, as defined in the purchase agreement, are met.

NOTE 13 - DEALER ADVANCES

During 1994, certain of the Pioneer Family of Mutual Funds introduced a multi-class share structure, whereby the participant funds offer both the traditional front-end load shares and back-end load shares (B-shares).
B-shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4%. The Company capitalizes and amortizes dealer advances for book purposes over periods which range from three to six years depending on the participating fund. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. In the first nine months of 1995, the Company paid dealer advances in the amount of $9.9 million. Dealer advances, net of amortization, were $13.0 million at September 30, 1995.

NOTE 14 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

Total revenues and income (loss) by business segment, excluding intersegment transactions, were as follows:

                                                 NOTE 14 - FINANCIAL INFORMATION
                                                       BY BUSINESS SEGMENT
                                                      (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)

                                                     MUTUAL FUND
                           INVESTMENT                UNDERWRITING            VENTURE CAPITAL         SHAREHOLDER
                           MANAGEMENT                 AND OTHER               INVESTMENTS             SERVICES
                           ----------                 ---------               -----------             --------
NINE MONTHS
ENDED                  9/30/95     9/30/94      9/30/95       9/30/94      9/30/95     9/30/94    9/30/95  9/30/94
                       -------     -------      -------       -------      -------     -------    -------  -------
REVENUES &
OTHER INCOME           $49,431     $48,803      $10,895       $15,921         $680        $421    $16,759  $14,798
                       =======     =======      =======       =======      =======     =======    =======  =======


INCOME (LOSS)
BEFORE INCOME                  (1)         (1)           (2)           (2)         (3)         (3)
TAXES                  $32,008     $33,915     ($19,023)     ($11,933)     $ 3,093       ($934)    $1,437   $2,545
                       =======     =======      =======       =======      =======     =======    =======  =======


DEPRECIATION &
AMORTIZATION            $1,006        $661       $4,100        $2,507          $81         $64     $1,251     $651
                       =======     =======      =======       =======      =======     =======    =======  =======


CAPITAL
EXPENDITURES            $9,871        $113       $2,638        $1,472          $55          $7     $2,470   $1,959
                       =======     =======      =======       =======      =======     =======    =======  =======


IDENTIFIABLE
ASSETS AT
QUARTER END            $72,265     $40,362      $53,762       $44,628      $32,555     $26,116     $7,532   $7,710
                       =======     =======      =======       =======      =======     =======    =======  =======

[CAPTION]


                         GOLD MINING               OTHER                   CONSOLIDATED
                         -----------               -----                   ------------
NINE MONTHS
ENDED                 9/30/95     9/30/94    9/30/95     9/30/94        9/30/95     9/30/94
                      -------     -------    -------     -------       --------    --------
REVENUES &
OTHER INCOME          $65,707     $47,744         $0          $0       $143,472    $127,687
                      =======     =======    =======     =======       ========    ========


INCOME (LOSS)
BEFORE INCOME                 (4)         (4)        (5)         (5)
TAXES                 $16,058     $15,058      ($549)      ($898)       $33,024     $37,753
                      =======     =======    =======     =======       ========    ========


DEPRECIATION &
AMORTIZATION          $11,644      $9,487         $0          $0        $18,082     $13,370
                      =======     =======    =======     =======       ========    ========


CAPITAL
EXPENDITURES          $10,372      $7,587     $6,134        $530        $31,540     $11,668
                      =======     =======    =======     =======       ========    ========


IDENTIFIABLE
ASSETS AT
QUARTER END           $77,923     $69,455    $30,895     $13,003       $274,932    $201,274
                      =======     =======    =======     =======       ========    ========

(1)   Net of minority interest of approximately $777,000 for the nine months ended September 30, 1995 and $0 for the nine months ended September 30, 1994.

(2)  Net of interest expense related to third parties of approximately $20,000 for the nine months ended September 30, 1995 and
     $0 for the nine months ended September 30, 1994.

(3)   Net of minority interest and interest expense related to third parties of approximately ($37,000) and $301,000 respectively, for the nine months ended September 30, 1995, and ($11,000) and $300,000 for the nine months ended September 30, 1994.

(4)   Net of minority interest and interest expense related to third parties of approximately $1,181,000 and $236,000 for the nine months ended September 30, 1995  and $1,622,000 and $386,000 for the nine months ended September 30, 1994.

(5)   Net of interest expense related to third parties of approximately $0 and expense related to the Company of $0 for the nine months ended September 30, 1995 and $0 and $744,000 for the nine months ended September 30, 1994.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              SUMMARY OF OPERATIONS

The Pioneer Group, Inc. (the "Company") reported third quarter 1995 earnings of 25 cents per share, a decrease of 8 cents per share compared to earnings in the third quarter of 1994. Current year third quarter results included decreased earnings from worldwide investment management businesses of 1 cent per share. The Company's new Russian investment management operations, however, contributed 4 cents per share to third quarter 1995 earnings of the worldwide investment management businesses. The Company's gold mining operations, which consist of its indirect wholly-owned subsidiary, Pioneer Goldfields Limited ("PGL"), and PGL's 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"), earned 9 cents per share less in the third quarter of 1995 than in the third quarter of 1994. Earnings per share have been adjusted to reflect the 2-for-1 stock split effected by the payment of a 100% stock dividend in December 1994.

For the nine months ended September 30, 1995, earnings were 77 cents per share, 30 cents lower than earnings during the comparable 1994 period. Earnings for the first nine months of 1994 included a favorable one-time deferred income tax rate adjustment of 16 cents per share relating to the Company's gold mining operations. During the first nine months of 1995, higher earnings from venture capital operations of 8 cents per share and higher earnings from gold mining operations of 1 cent per share (exclusive of the one-time deferred income tax rate adjustment) only partially offset a 24 cents per share decline in earnings from worldwide investment management businesses. Almost all of this decline related to a 23 cents per share decrease in earnings from the Company's Polish operations.

                          FINANCIAL SERVICES BUSINESSES

REVENUES. Revenues from the financial services businesses of $28.9 million in the third quarter of 1995 were $3.8 million higher than revenues in the comparable 1994 period, $2.4 million of which resulted from revenues from the Company's new Russian investment management operations. Revenues of $77.8 million for the nine months ended September 30, 1995, were $2.2 million lower than revenues in the comparable 1994 period, as significantly lower Polish mutual fund sales resulted in lower underwriting commissions.

Management fees of $16.8 million in the third quarter of 1995 were $0.3 million, or 2%, higher than management fees in the third quarter of 1994. The $2.3 million increase in management fees earned from the U.S. registered mutual funds was offset by an equal decrease in management fees earned from the Company's two Polish mutual funds. Assets in the Company's Polish equity mutual fund decreased to approximately $300 million at the end of the third quarter. The Company also introduced a new fixed income Polish mutual fund in the second quarter of 1995. The Company earned $0.3 million in management fees in the third quarter of 1995 from its U.S. and Polish venture capital funds.

For the nine months ended September 30, 1995, management fees of $47.2 million were $1.2 million, or 2%, lower than management fees in the comparable 1994 period. The $3.9 million increase in management fees earned from the U.S. registered mutual funds was more than offset by a $5.9 million decrease in management fees earned from the Company's Polish mutual funds. Assets under management of $13.3 billion at September 30, 1995, increased by $2.2 billion since the beginning of the year. The increase was principally attributable to strong stock market performance. During the first nine months of 1995, the Company earned $0.8 million in management fees from its U.S. and Polish venture capital funds.

Underwriting commissions and other fees of $2.5 million in the third quarter of 1995 were $0.9 million higher than underwriting commissions and other fees in the third quarter of 1994. Almost three quarters of this increase was derived from higher asset based sales charges resulting from significant increases in the assets of the Company's back-end load funds. The Company's U.S. registered mutual fund sales (including reinvested dividends) of $409 million in the third quarter of 1995 were 25% higher than sales during the prior year's comparable period, while redemptions of $268 million increased by 26%. The Company had net sales of $141 million in the third quarter of 1995 compared to $114 million in the third quarter of 1994.

For the first nine months of 1995, underwriting commissions and other fees of $6.1 million were $5.2 million lower than underwriting commissions and other fees in the same period in 1994 as a result of significantly lower sales of the Company's Polish equity mutual fund. Sales of units of the Polish mutual funds were $17 million in the first nine months of 1995 and redemptions were $346 million as compared to sales of $724 million in the first nine months of 1994 and redemptions of $352 million. U.S. registered mutual fund sales of $1.2 billion in the nine months ended September 30, 1995 were 8% higher than sales during the comparable period in the prior year, while redemptions of $786 million increased by 19%. The Company had net sales of $404 million in the nine months ended September 30, 1995, compared to $444 million in the nine months ended September 30, 1994.

Shareholder services fees of $5.6 million and $16.7 million for the third quarter of 1995 and the nine months ended September 30, 1995, respectively, increased by $0.6 million and $2.0 million, respectively, over the comparable 1994 periods as a result of an increase in the number of shareholder accounts and a fee increase effective January 1, 1995.

All other income of $4.0 million and $7.7 million for the third quarter of 1995 and the nine months ended September 30, 1995, respectively, increased by $2.0 million and $2.3 million, respectively, over the comparable 1994 periods principally from interest and dividend income from the Company's new Russian investment management operations.

COSTS AND EXPENSES. Worldwide financial services businesses costs and expenses of $24.1 million and $66.8 million for the third quarter of 1995 and the nine months ended September 30, 1995, respectively, increased by $4.8 million and $10.3 million, respectively, over the comparable 1994 periods. Virtually all of the increase resulted from higher payroll costs related to increased staffing in the investment management, marketing and shareholder servicing groups, higher costs related to additional office space, higher costs related to mutual fund distribution (including printing and mailing of sales literature, paying commissions earned by the sales force and mutual fund advertising and public relations), higher expenses from the amortization of dealer advances and the costs associated with the Company's new Russian investment management operations.

OTHER INCOME AND EXPENSE. The Company reported net venture capital investment portfolio gains (excluding operating expenses) of $0.7 million and $4.9 million for the third quarter of 1995 and the nine months ended September 30, 1995, respectively, compared to net gains of $0.1 million and $0.6 million for the comparable 1994 periods. These gains were all generated from investments in the Company's U.S. venture capital portfolios. The Company's investments in its own mutual funds during their startup phase contributed net gains of $0.1 million and $0.6 million, respectively, for the third quarter and nine months ended September 30, 1995, respectively, compared to net gains of $0.2 million and net losses of $0.5 million, respectively, during the same periods in 1994. The Company had realized gains of $1.7 million from investments held by the First Voucher Fund, the Russian investment fund in which the Company has a 51% interest.

TAXES. The Company's effective tax rate for the financial services businesses of 45% for the first nine months of 1995 was slightly higher (1%) than the rate for the comparable 1994 period, resulting principally from the non-deductible minority interest expense associated with the Company's new Russian investment management operations.

                             GOLD MINING OPERATIONS

EARNINGS. Earnings for the gold mining operations of 11 cents per share in the third quarter of 1995 were 9 cents per share less than earnings in the third quarter of 1994. In 1994, gold mining operations benefited from a reduction in the Ghanaian income tax rate levied on mining companies from 45% to 35% which contributed, in part, to earnings of 55 cents per share in the first nine months of 1994. Excluding a related 16 cents per share reduction in deferred taxes recorded in prior years, earnings of 40 cents per share for the nine months ended September 30, 1995 were 1 cent per share over the corresponding nine month period in 1994.

REVENUES. Revenues increased by 11% from the third quarter of 1994 to $22.4 million as gold sales increased by 12% to 58,500 ounces while the average realized price of gold decreased by 1% to $383 per ounce. Revenues increased by 38% to $65.7 million over the nine months ended September 30, 1994 as gold sales increased by 38% to 171,800 ounces while the average realized price of gold was essentially flat at $382 per ounce.

COSTS AND EXPENSES. Based on TGL's estimated production of 235,000 ounces for the year ending December 31, 1995, cash costs are estimated at approximately $200 per ounce for 1995. The following table compares the cash and total cost per ounce for the three and nine months ended September 30, 1995 with the corresponding periods in 1994:

                                            Three Months Ended       Nine Months Ended
                                               September 30,            September 30,
                                               -------------            -------------
                                               1995     1994           1995      1994
                                               ----     ----           ----      ----
Cash Costs:
  Production Costs                            $168      $106           $161      $113
  Royalties                                     12        15             11        15
                                              ----      ----           ----      ----
                                               180       121            172       128

  General and administrative                    29        25             28        32
                                              ----      ----           ----      ----
   CASH COST PER OUNCE                         209       146            200       160

Non Cash Costs:
  Depreciation and Amortization                 70        70             68        76
  Other                                          6         2              5         2
                                              ----      ----           ----      ----
  COST OF PRODUCTION PER OUNCE                 285       218            273       238

Interest and other costs                        10        12              9        13
                                              ----      ----           ----      ----
   TOTAL COST PER OUNCE                       $295      $230           $282      $251
                                              ====      ====           ====      ====


Production costs represent costs attributable to mining ore and waste and processing the ore through crushing, leaching, and processing facilities. These costs increased by $62 per ounce and $48 per ounce compared with the respective three and nine months ended September 30, 1994 principally because of higher stripping ratios and the mining and processing of lower grade ore. Material hauled increased during the three and nine months ended September 30, 1995 by 88% and 106%, respectively, and ore processed increased by 33% and 62%, respectively, over the corresponding periods in 1994. The production cost per ounce was also affected adversely by the normal time lag inherent in developing new heap leach pads at TGL's West Plant and salary increases associated with the June 30, 1995 collective bargaining agreement. TGL also experienced cost increases in several mining and processing categories, including salaries and benefits, drilling and blasting costs, fuel, cement, equipment maintenance, and crushing costs.

Royalty payments are linked to operating profits and tax depreciation and were estimated at 4% of revenue during the nine months ended September 30, 1994. Actual royalty payments were 3% of revenue in 1994 and are estimated at 3% of revenue for 1995. The decrease in the royalty estimate had the effect of decreasing the cost per ounce during the three and nine months ended September 30, 1995 by $3 and $4 per ounce, respectively.

General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents and vehicle expenditures. Since these costs are relatively fixed and unrelated to production levels, the cost per ounce decrease for the nine months ended September 30, 1995 compared with the corresponding 1994 period was attributable to higher production levels. During the third quarter of 1995, however, increases in salaries and benefits associated with the June 30, 1995 collective bargaining agreement, commercial insurance premiums, and customs duties and clearing costs contributed to a $4 increase in the cost per ounce over the third quarter of 1994.

Depreciation and amortization is calculated using units of production and straight-line methods designed to fully depreciate property, plant and equipment over the lesser of their estimated useful lives or ten years. Development cost amortization for the nine months ended September 30, 1995 decreased by $8 per ounce compared with the corresponding 1994 period principally because incremental development costs for the West Plant expansion were significantly lower than the East Plant resulting in lower overall amortization. Development costs are amortized by plant over 950,000 ounces.

Other costs increased during the three and nine months ended September 30, 1995 by $4 per and $3 per ounce, respectively, compared with the corresponding periods in 1994 principally because of increases in core drilling costs.

Interest expense and other costs decreased by $2 per ounce and $4 per ounce during the third quarter of 1995 and the nine months ended September 30, 1995, respectively, compared with the same periods in 1994 principally because of decreases in interest expense and premiums for a gold price floor program. This decrease was partially offset by increases in foreign exchange losses. In addition to interest expense, political risk insurance premiums, goodwill amortization, foreign exchange gains and losses, and premiums for a gold price floor program are included in this category.

TAXES. Exclusive of the $4.4 million first quarter 1994 adjustment to deferred taxes recorded in prior years, accrued income taxes for the first nine months of 1995 and 1994 were $6.0 million and $5.4 million, respectively. During these periods, the effective tax rates were 37% and 36%, respectively, slightly above the statutory rate of 35% because of non-deductible expenses such as minority interest and goodwill amortization.

PRODUCTION. TGL's production target for 1995 has decreased by 30,000 ounces to approximately 235,000 ounces primarily because the mine has experienced higher grade dilution from waste material, decreasing the grade of ore processed by the crusher, and lower recoveries at the West Plant associated with the normal time lag in gold processing inherent in developing new heap leach pads. In addition, it has taken more time to locate and train equipment operators and mine supervisors than was originally anticipated. TGL produced 176,400 ounces in 1994.

                         LIQUIDITY AND CAPITAL RESOURCES

                          FINANCIAL SERVICES BUSINESSES

Internal Revenue Service regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plans accounts at year end. At September 30, 1995, the Company served as trustee for $4.3 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.5%. The Company's stockholders' equity of $147.7 million at September 30, 1995, would permit it to serve as trustee for up to an additional $3.1 billion of qualified plan assets.

The Company completed the acquisition of Mutual of Omaha Fund Management Company ("FMC") on December 1, 1993. If certain asset targets are reached, the

Company would be obligated to pay up to $3 million of additional consideration to FMC's former owner in 1996.

For certain funds in the Pioneer Family of Mutual Funds, the Company has introduced a multi-class share structure. Under the multi-class share structure, which was first introduced in April 1994, the participating funds offer both traditional front-end load shares and back-end load shares. On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. The Company, however, pays "up front" commissions to broker-dealers related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount. The participating funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets, subject to annual renewal by the trustees of the funds. Sales of back-end load shares were $280 million in the first nine months of 1995 and new dealer advances totaled $9.9 million. Dealer advances, net of amortization, were $13.0 million at September 30, 1995. The Company intends to finance this program through working capital and the line of credit described below.

In April 1995, the Company acquired approximately 51% of the shares of First Voucher Fund (the "Voucher Fund"), one of the largest investment funds established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company holds an approximate 70% direct interest. In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through its subsidiary Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds rights to manage the Voucher Fund's investments under a management agreement. Through its ownership of controlling interests in the Voucher Fund and the management company, Pioneer Omega will also effectively acquire the rights to carry out share distribution, investment and brokerage activities under the Voucher Fund umbrella. Pioneer Omega paid $2.0 million in cash and issued shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The Omega shares represent the approximate 30% of the shares of Pioneer Omega not currently owned by the Company. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. If the put and/or call option is exercised in full, the Company will pay a total of $6.6 million for the Omega shares over a three-year period.

                            GOLD MINING OPERATIONS

TGL's cash balances decreased by $3.0 million to $0.5 million during the nine months ended September 30, 1995. Cash generated from operating activities aggregated

$14.9 million while capital expenditures and loan principal payments were $11.0 million and $3.4 million, respectively. TGL declared and paid its first dividend of $3.5 million during the first quarter of 1995 and generated sufficient operating cash flow to fund all of its scheduled third party debt service payments and short-term cash commitments.

At the end of the third quarter of 1995, direct investment in TGL aggregated $6.3 million, comprised of $4.4 million of third party debt and $1.9 million of direct equity investment by the Company. Of such third party debt, $1.9 million was guaranteed by the Company. Scheduled third party debt service for the remainder of 1995 is expected to aggregate $0.2 million, all of which is expected to be funded from mining operations revenues.

In August 1995, TGL received an additional certification from an independent technical consultant regarding the Teberebie mine's gold reserves. Proven and probable reserves were established based on mapping, sampling, drilling, assaying, and evaluation techniques typical of those that are generally employed in the mining industry. At August 31, 1995, remaining in-situ proven and probable reserves were approximately 9.2 million ounces, consisting of approximately 8.2 million ounces of heap leach ("crushed") ore and 1.0 million ounces of run-of-mine ("ROM") material. The minimum cut-off grade (based on a gold price of $385 per ounce) for crushed ore and ROM material was approximately
0.765 and 0.25 grams per tonne, respectively. Reported gold reserves and the distinction between crushed ore and ROM material differ from those previously reported because the previously reported gold reserves were based on an earlier assessment by the technical consultant and on an earlier mine plan.

The following table shows certified proven and probable reserves at August 31, 1995:


                                 Teberebie Mine
                  Proven and Probable In-Situ Mineable Reserves
                                 August 31, 1995



                                  Crushed ore
                              more than 0.765 g/t           ROM ore more than 0.25
                                                             & less than 0.765 g/t
                          --------------------------     -----------------------------
                           000's    Grade                 000's     Grade
                          tonnes     g/t    000's oz     tonnes      g/t      000's oz
                          ------    -----   --------     ------     -----     --------
MINEABLE RESERVES
Total Proven             151,559     1.46    7,132       52,535      0.54        917
Total Probable            22,740     1.41    1,030        8,625      0.56        154
-----------------------------------------------------------------------------------------
TOTAL RESERVES           174,299     1.46    8,162       61,160      0.54      1,071
-----------------------------------------------------------------------------------------

TBL is continuing its development drilling program to further increase proven and probable reserves and to gain additional information for future mine planing.

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

On July 26, 1995, the Company's Board of Directors approved a mine expansion plan for TGL pursuant to which TGL would seek to increase gold production to a rate of at least 400,000 ounces per annum in 1998. The Company will replicate existing mining and processing technology while utilizing an in-pit gyratory crusher. Capital expenditures in 1996 are estimated at approximately $65 million, including approximately $46 million related to the proposed expansion. On September 29, 1995, TGL secured a conditional commitment from OPIC to provide a loan guarantee for up to $54 million in connection with the expansion project.

On November 7, 1995, the Company reported that it had decided to postpone the proposed global offering of shares (the "Shares") (and global depository securities representing such Shares) of PGL pursuant to which the Company had intended to sell 14,812,500 Shares of PGL, or approximately 20% of its interest in PGL.

                         OTHER NATURAL RESOURCE BUSINESS

The Company's Russian venture, Forest Starma, in which the Company has a 63% direct interest (recently increased from 55%) and a 3% indirect interest is pursuing the development of timber production under two long-term leases comprising 88,800 hectares (approximately 219,500 acres) in the aggregate with annual cutting rights of 210,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. Forest Starma has developed a site, including a jetty, from which it exports timber primarily to the Japanese market. Timber production commenced in the first quarter of 1995 and the first three shipments totaling approximately 10,000 cubic meters occurred in the third quarter of 1995. Forest Starma has reduced its estimated 1995 timber shipments from approximately 70,000 cubic meters to approximately 25,000 cubic meters principally as a result of delays in production.

Capital required by this venture is now projected at approximately $26.0 million (net of an assumed Value Added Tax ("VAT") recovery on imports) of which $9.3 million would be financed pursuant to a conditional loan commitment already in place. The loan, which initially would be guaranteed by the Company, would cease to be guaranteed when the project meets certain production and cash flows tests. The Company expects to provide financing of $16.7 million in the form of equity and subordinated debt. Investments by the Company in the venture totaled $25.3 million (net of an assumed VAT recovery on imports) at September 30, 1995, some of which is considered bridge financing by the Company.

The Company has secured OPIC political risk insurance in amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings. The Company is engaged in two additional ventures in the Khabarovsk Territory of Russia each of which is independently negotiating a lease in a large tract of forest land. The Company has a majority interest in each of these ventures.


                                     GENERAL

The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) increased by $7.1 million in the first nine months of 1995 to $33.7 million, principally as the result of the financing of the First Investment Voucher Fund acquisition.

On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50%, (b) the London Interbank Offered Rate plus 1.10%, or (c) at a money market rate set by the bank. The line, which expires on February 27, 1996, provides that the Company must pay additional interest to the bank at the rate of 0.25% per annum of the unused portion of the line. On October 20, 1995, the Company entered into a second agreement with the commercial bank providing for a $15 million unsecured line of credit with substantially the same terms as the first agreement including applicable interest rates and expiration date. At October 31, 1995, the Company had $39 million outstanding under the lines.

THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY FROM OPERATIONS AND FINANCING FACILITIES TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)     Exhibits.

                 10.1 Contract of Insurance Against Inconvertibility, Expropriation, and Political Violence dated September 29, 1995 between the Overseas Private Investment Corporation ("OPIC") and the Company.

                 10.2 Commitment letter dated September 29, 1995 between OPIC, the Company and Teberebie Goldfields Limited.

                 10.3 Letter Agreement dated October 20, 1995 between the Company and the First National Bank of Boston.

                 11       Computation of earnings per share.

                 27       Financial Data Schedule.

         (b) Reports filed on Form 8-K. During the fiscal quarter ended September 30, 1995, the Company filed a Current Report on Form 8-K, dated August 3, 1995, reporting that it has engaged an international securities house to underwrite the sale, in a global offering, of a minority interest in Pioneer Goldfields Limited, currently a wholly-owned subsidiary of the Company.

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


                                           THE PIONEER GROUP, INC.


                                           /s/ William H. Keough


                                           William H. Keough
                                           Senior Vice President
                                           Chief Financial Officer
                                           and Treasurer

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.     Description
-----------     -----------

10.1 Contract of Insurance Against Inconvertibility, Expropriation, and Political Violence dated September 29, 1995 between the Overseas Private Investment Corporation ("OPIC") and the Company.

10.2 Commitment letter dated September 29, 1995 between OPIC, the Company and Teberebie Goldfields Limited.

10.3 Letter Agreement dated October 20, 1995 between the Company and the First National Bank of Boston.

11              Computation of earnings per share.


27              Financial Data Schedule