Form 10-K
period 1995-12-31
PIONEER GROUP INC
filed 1996-04-01
CIK 733060

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995          Commission File No.  0-8841


                             THE PIONEER GROUP, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                       13-5657669
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

60 State Street, Boston, Massachusetts                       02109
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone no., including area code:        (617) 742-7825

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.10 per share
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         Yes /x/      No / /

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       / /

         Based on the last sale price of the Registrant's Common Stock on the Nasdaq National Market $27.875 on March 25, 1996, the aggregate market value of the shares of voting stock held by non-affiliates of the Registrant on that date was $573,901,288.

         As of March 25, 1996, 24,947,173 shares of the Registrant's Common Stock, $0.10 par value, were outstanding.

                       Documents Incorporated by Reference

(1) Portions of the 1995 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV (as indicated in such parts).

(2) Certain information called for by Part III (as indicated therein) is incorporated from the Registrant's definitive proxy materials for use in connection with the 1996 Annual Meeting of Stockholders.

- --------------------------------------------------------------------------------
                                     PART I
- --------------------------------------------------------------------------------

ITEM 1.   BUSINESS.

                                    OVERVIEW

         FINANCIAL SERVICES. The Pioneer Group, Inc., a corporation organized under the laws of the State of Delaware in 1956 (the "Company"), and its wholly owned subsidiaries, are engaged in four lines of financial services businesses in the United States: (i) investment manager to 29 open-end U.S. registered investment companies and one closed-end U.S. registered investment company (collectively, "mutual funds"), including eight mutual funds sold in connection with the Pioneer Variable Contracts Trust, which was introduced in 1995, and seven institutional accounts, (ii) distributor of shares of open-end mutual funds, (iii) venture capital investor and manager, and (iv) shareholder servicing agent for mutual funds. Through a recently created subsidiary, the Company also provides global real estate advisory services to institutions and corporations.

The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of three mutual funds, owns 50% of a unitholder servicing agent and manages an institutional venture capital fund, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services three offshore investment funds, sold primarily in Western Europe, and (iii) Moscow, Russia, where the Company provides financial services, including investment advisory, investment banking and brokerage services, and where the Company owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment operations in the Czech Republic and has invested in investment management operations in India and Taiwan.

         NATURAL RESOURCE DEVELOPMENT. The Company's indirect wholly owned subsidiary, Pioneer Goldfields Limited ("Pioneer Goldfields"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited, which operates a gold mine in the western region of the Republic of Ghana. The Company also participates in several natural resource development ventures in Russia, including a project pursuing the development of timber production in the Russian Far East, in which the Company has a 71% direct interest and a 3% indirect interest.

                               FINANCIAL SERVICES

MANAGEMENT ACTIVITIES

         The Company's wholly owned subsidiary, Pioneering Management Corporation ("Pioneering Management"), serves as investment manager to 29 domestic open-end mutual funds, consisting of six growth portfolios, five international growth portfolios, six growth and income portfolios, six income portfolios, two tax-free income portfolios, three money market portfolios and one balanced portfolio. These portfolios include the Pioneer Small Company Fund and eight portfolios of the Pioneer Variable Contracts Trust, each of which commenced operations in 1995. All of such open-end mutual funds (hereinafter referred to collectively as the "Funds") are registered under the Investment Company Act of 1940, as amended (the "1940 Act").

         At March 1, 1996, the Funds had aggregate net assets with a market value of approximately $13.3 billion. In managing such assets, Pioneering Management employs 109 persons, including 14 fund managers and 35 investment analysts and support staff.

         Management Contracts with the Funds. Pioneering Management manages each Fund pursuant to management contracts. Each management contract is renewable annually by vote of either the Fund's Board (including a majority of members who are not "interested persons" as defined under the 1940 Act) or the Fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the Funds (other than Funds which were established in 1995 or Funds which recently submitted their management contract to shareholders for approval) were all renewed for an additional year in 1995. Under these contracts, is authorized in its discretion to buy and sell securities for the accounts of the Funds, subject to certain limitations. In addition, the management contracts between the Funds and Pioneering Management define the ordinary operating expenses to be assumed by each.

As compensation for its management services, Pioneering Management receives management fees from the Funds which range from 0.40% to 1.25% per year of average daily net assets depending on the Fund. One of the Funds has a management fee which is adjusted based upon the Fund's performance relative to the performance of an established index (a "performance fee"). Two additional Funds will implement performance fees in May 1996, assuming Fund shareholders approve the new fee arrangement. For 1993, 1994 and 1995, Pioneering Management received revenues from management fees from the Funds and Pioneer Interest Shares (see below) of approximately $36 million, $47 million and $54 million, respectively. On an interim basis, Pioneering Management has agreed not to impose a portion of its management fees and to make other arrangements, if necessary, to limit operating expenses of selected Funds. Pursuant to this policy, Pioneering Management limited management fees or otherwise incurred expenses of approximately $2.0 million, $2.1 million and $3.6 million pursuant to expense limitation agreements with selected Funds during 1993, 1994 and 1995, respectively. Revenues from Pioneer II, the largest Fund, were approximately $30 million, $31 million and $32 million in 1993, 1994 and 1995, respectively. Revenues from Pioneer Fund, the next largest Fund, were approximately $14 million, $15 million and $16 million in 1993, 1994 and 1995, respectively.

OTHER MANAGEMENT ACTIVITIES

         Pioneer Interest Shares. Pioneering Management also acts as investment manager to Pioneer Interest Shares, Inc., a closed-end mutual fund ("Pioneer Interest Shares"), the shares of which are listed on the New York Stock Exchange. At March 1, 1996, Pioneer Interest Shares had total net assets with a market value of approximately $100 million.

         Institutional Accounts. In addition, Pioneering Management acts as an investment manager to four private institutional accounts, acts as a subadvisor to two Luxembourg registered global funds marketed by an independent third party, and acts as a subadvisor to one of a series of portfolios utilized as funding vehicles for a variable life insurance fund (hereinafter referred to collectively as the "Institutional Accounts"). The Institutional Accounts had aggregate total net assets with a market value of approximately $691 million at March 1, 1996.

         Polish Funds. In 1992, subsidiaries of the Company organized and began distributing Pioneer First Polish Trust Fund (the "First Polish Fund"), the first mutual fund in Poland, and a related joint venture unitholder services business, Financial Services Limited. In 1995, two additional series of the First Polish Fund, Pioneer Aggressive Investment Trust Fund (the "Aggressive Investment Fund") and Pioneer Interest Bearing Securities Trust (the "Interest Bearing Fund"), began operations. Pioneer First Polish Trust Fund Joint Stock Company SA ("Pioneer First Polish") serves as an investment manager and distributor of shares of the First Polish Fund, Aggressive Investment Fund and Interest Bearing Fund (collectively, the "Polish Funds"). As compensation for its management services, Pioneer First Polish receives management fees of 2.00% per annum of average daily net assets, excluding any assets invested in the Company's Funds. At December 31, 1995, Pioneer First Polish employed 90 full-time persons, including management and support staff. Pioneer First Polish is a wholly owned subsidiary of Pioneer International Corporation ("Pioneer International"), which, in turn, is a wholly owned subsidiary of the Company. At March 1, 1996, the Polish Funds had net assets with a market value of approximately $314 million. Sales of units of the Polish Funds were $429 million, $734 million and $21 million in 1993, 1994 and 1995, respectively.

         Irish Offshore Funds. In 1995, subsidiaries of the Company organized three offshore funds incorporated under the laws of the Republic of Ireland, Pioneer Global Equity Fund Plc, Pioneer Global Bond Fund Plc and Pioneer DM Cashfonds Plc (collectively, the "Irish Funds"). Pioneer Management (Ireland) Limited ("Pioneer Ireland"), a wholly-owned subsidiary of the Company, serves as investment adviser, distributor and shareholder servicing agent of the Irish Funds. The Irish Funds are currently sold in Germany and Austria, but eventually will be sold in other foreign markets. Pioneering Management serves as a subadvisor for the Irish Funds. As compensation for its advisory services, Pioneer Ireland receives management fees from Pioneer Global Equity Fund Plc, Pioneer Global Bond Fund Plc and Pioneer DM Cashfonds Plc of 1.25%, 0.85% and 0.60% of average daily net assets, respectively. Pioneering Management receives a portion (not to exceed 75%) of the management fee paid to Pioneer Ireland. At March 1, 1996, the Irish Funds had aggregate net assets with a market value of approximately $10 million.

         India Fund. In 1994, subsidiaries of the Company organized Pioneer India Fund (the "India Fund"). Pioneering Management serves as the investment manager of the India Fund, and for such services receives a fee equal to 1.25% per annum of the India Fund's average daily net assets. ITI Pioneer AMC Ltd. ("ITI Pioneer"), an Indian company of which Pioneering Management owns 45%, Investment Trust of India Limited, an Indian corporation, owns 49%, and the employees of ITI Pioneer own 6%, serves as subadvisor for the India Fund, for which it receives fees ranging from 0.10% to 0.60% of the India Fund's average gross assets invested in India's securities markets. At March 1, 1996, the India Fund had net assets with a market value of approximately $25 million.
In addition to serving as subadvisor to the India Fund, ITI Pioneer also serves as investment adviser to four private sector mutual funds for Indian citizens. These funds had aggregate net assets with a market value of approximately
$116 million at March 1, 1996.

         Additional Information. For more information on assets under management and sales of mutual fund shares for the five years ended December 31, 1995 and other industry segment information for the three years ended December 31, 1995, see "Assets Under Management," "Sales of Mutual Fund Shares" and Note 15 -- Financial Information by Business Segment included under Notes to Consolidated Financial Statements in the 1995 Annual Report to Stockholders (the "1995 Annual Report"), which information is incorporated herein by reference.

         On December 31, 1993, the Company acquired all of Mutual of Omaha Fund Management Company ("FMC"), the investment management subsidiary of Mutual of Omaha Insurance Company ("MOIC"). The purchase price for the shares of FMC and related consulting and non-competition agreements was $23.5 million. In addition, the Company may be required to pay to MOIC an additional amount of up to $3.0 million in 1996 in the event that certain asset targets are met. The Company does not believe, however, that the asset target levels will be reached and that, as a result, the Company will not be obligated to make any further payments to MOIC.

DISTRIBUTION OF FUND SHARES

         The Company's indirect wholly-owned subsidiary, Pioneer Funds Distributor, Inc. ("Pioneer Distributor"), acts as principal underwriter and distributor of the shares of the Funds. In 1995, Pioneer Distributor sold shares of the Funds with an aggregate offering price of $1.6 billion, including Class A Shares (as defined below) with an aggregate offering price of $1.1 billion, Class B Shares (as defined below) with an aggregate offering price of $423 million and shares of Pioneer Variable Contracts Trust with an aggregate offering price of $28 million. In connection therewith, Pioneer Distributor received aggregate commissions of $58.7 million, of which $53.1 million was reallowed to approximately 1,600 independent broker-dealers throughout the United States and in several foreign countries. In 1994, Pioneer Distributor received aggregate commissions of $48.1 million, of which $42.5 million was reallowed to broker-dealers. In 1993, Pioneer Distributor received aggregate commissions of $38.4 million, of which $34.0 million was reallowed to broker-dealers. One broker-dealer was responsible for approximately 7% of sales in 1995 and 11% of sales in 1994.

         Underwriting Contracts. Pioneer Distributor provides its underwriting and distribution services pursuant to underwriting contracts, which are substantially identical, with each of the Funds. These one-year contracts are renewable annually by vote of the Fund's Board of Trustees (including a majority of those Trustees who are not "interested persons" as defined under the 1940
Act) or shareholders. Each contract terminates if assigned and may be terminated by either party on 60 days' written notice without penalty. The underwriting contracts for each of the Funds (other than the Funds which were established in 1995) were all renewed for an additional year in 1995.

        Sales Charges. Generally, purchasers of shares of the Funds pay a sales charge which is the difference between the offering price of the shares and the net asset value of the shares, and which varies generally as a percentage of the offering price. These are referred to as front-end load shares ("Class A Shares"). Sales charges on Class A Shares range from zero to 5.75% depending on the Fund and the amount invested. The Company also offers a multi-class share structure for certain of the Funds (the "Multi-Class Funds") pursuant to which the Multi-Class Funds offer both the traditional front-end load shares, or Class A Shares, and two classes of back-end load shares ("Class B Shares" and "Class C Shares"). On Class B Shares, the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years. These early redemptions are subject to a contingent deferred sales charge (a "CDSC"), which ranges from 2.0% to 4.0%. An investment by any one account in Class B Shares is generally limited to $250,000. On Class C Shares, the investor does not pay any sales charge unless it redeems within one year of purchase. These early redemptions are subject to a CDSC of 1.0%. The Company began offering Class B Shares in April 1994 and Class C Shares in January 1996.

        With respect to sales of Class A Shares, Pioneer Distributor may, in its discretion, pay a commission to broker-dealers who initiate and are responsible for sales of $1 million but less than $50 million, ranging from 0.10% to 1.0%, depending on the Fund, and the amount of the sale. Certain purchases not subject to an initial sales charge may be subject to a CDSC ranging from 0.10% to 1.0%, depending on the Fund, in the event of certain redemption transactions within one year. With respect to sales of Class B Shares, Pioneer Distributor will pay commissions to broker-dealers related to sales and service of such shares ranging from 2% to 4% of the sales transaction amount (including a services fee of 0.25% for the first year). With respect to sales of Class C Shares, Pioneer Distributor will pay commissions to broker-dealers related to sales and service of such shares of 1% of the sales transaction amount (including a services fee of 0.25% for the first year). During 1994 and 1995, in connection with sales of Class B Shares, Pioneer Distributor paid commissions to broker-dealers of $4.7 million and $14.9 million, respectively.

         Most of the sales charge on Class A Shares is reallowed by Pioneer Distributor to broker-dealers through whom the shares are sold. This reallowance varies generally as a percentage of the offering price on sales under $1 million. Reallowances range from 1.0% to 5.0% depending on the Fund and the amount of the sale. Broker-dealer reallowances on new funds and during certain short-term promotions may be increased to 100% or more of the sales charge.

         Distribution Plans. Each of the Funds has a distribution plan(s) pursuant to Rule 12b-1 under the 1940 Act which provides for certain payments to be made to Pioneer Distributor. In the case of Funds which offer a single class of shares or in the case of Multi-Class Funds with respect to Class A Shares, the distribution plans (the "Class A Plans") provide for payments by such funds of certain expenses up to 0.25% per annum of average daily net assets (0.15% for money market funds). In the case of Multi-Class Funds with respect to Class B and Class C Shares, the distribution plans (the "Class B Plans" and "Class C Plans," respectively) provide for payments by such funds of fees relating to (a) distribution services in an amount not to exceed 0.75% per annum of the average daily net assets of the Class B or Class C Shares, as the case may be, of the Multi-Class Fund, and (b) personal and account maintenance services in an amount not to exceed 0.25% of the average daily net assets of the Class B or Class C Shares, as the case may be, of the Multi-Class Fund. In 1995, the Boards of the Funds (other than the Funds which were established in 1995) renewed the Class A and Class B Plans. The Class C Plans were approved in November 1995. The distribution plans are subject to annual renewals which require the approval of the Funds' Board of Trustees, including a majority of Trustees who are not "interested persons" of the Funds.

         Domestic Sales of Shares of the Funds. Pioneer Distributor is a registered broker-dealer (see "Regulation" below), employing 101 full-time personnel, including 21 regional sales representatives who are responsible for territories comprising most of the United States and Puerto Rico and who work with broker-dealers to promote sales of the Funds' shares in their respective territories. Substantially all of the Funds' shares are sold to the public by securities sales persons registered with the National Association of Securities Dealers, Inc. (the "NASD") who act as representatives of broker-dealer firms, which are members of the NASD and which have signed sales agreements with Pioneer Distributor. Shares of the Funds may be sold in all states, by broker-dealers and registered representatives licensed in those states.

        International Sales of Shares of the Funds. Pioneer Distributor's wholly-owned subsidiary, Pioneer Fonds Marketing GmbH ("Pioneer Fonds Marketing"), a company registered under the laws of the Republic of Germany, performs marketing and sales activities with respect to sales of shares of certain of the Funds in Europe, primarily Germany, Austria and Switzerland. Pioneer Fonds Marketing currently has 14 employees. In 1995, approximately 13% of the total sales of the United States registered Funds' shares were sold outside of the United States.

         Additional Information. For more information on sales of mutual fund shares for the five years ended December 31, 1995, see "Sales of Mutual Fund Shares" in the 1995 Annual Report, which information is incorporated herein by reference.

VENTURE CAPITAL

         Domestic Venture Capital Operations. In 1981, the Company organized a wholly-owned subsidiary, Pioneer Capital Corporation ("Pioneer Capital"), for the purpose of making venture capital investments and managing venture capital funds. In 1986, Pioneer Capital organized a wholly-owned subsidiary, Pioneer SBIC Corp.

("PSBIC"), which is the general partner of Pioneer Ventures Limited Partnership ("PVLP"). PVLP is a Small Business Investment Company ("SBIC") licensed by the U.S. Small Business Administration (the "SBA"). PSBIC is the general partner of PVLP and has an 89.5% interest in PVLP. The limited partnership interests in PVLP represent a 10.5% interest in PVLP and are owned by the four officers of Pioneer Capital (the "Pioneer Capital Principals") who are responsible for the operations and overall success of PVLP.

         In 1995, Pioneer Capital formed Pioneer Ventures Limited Partnership II ("PVLP II"), a new SBIC. Pioneer Ventures Management L.P. ("PVM") serves as the general partner of PVLP II. PVM's general partner is Pioneer Management SBIC Corp., a corporation the shareholders of which are the Pioneer Capital Principals. PVM's limited partners are the Company and the Pioneer Capital Principals. The Company holds an 11.7% limited partnership interest in PVLP II and a 45% limited partnership interest in PVM, which owns 2.3% of PVLP II. At March 1, 1996, PVLP II had received funding commitments of $30.9 million from investors.

         At December 31, 1995, Pioneer Capital and PVLP held approximately $14.0 million of investments (at cost) in 20 privately-held companies and $2.5 million (at cost) in seven publicly-held companies. The value of these investments as of December 31, 1995 was $22.2 million. During 1995, Pioneer Capital and PVLP had net realized and unrealized gains of $5.1 million from their venture capital investment portfolio, at December 31, 1995, Pioneer Capital and PVLP had a total of $5.4 million in cash available for additional investments. Additional capital for investments is available to PVLP through the sale of SBA guaranteed debentures. Through December 31, 1995, PVLP had availed itself of a total of $4.95 million of SBA guaranteed debentures that mature at various times between 1998 and 2003 and bear interest rates between 6.12% and 9.8%.

        At December 31, 1995, PVLP II held approximately $6.3 million of investments (at cost) in eight privately-held companies. At December 31, 1995, PVLP II had a total of $2.1 million in cash available for additional investments.

         Pioneer Capital and its affiliates utilize a diversified approach to venture capital investing. Investments are in early-stage businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts or recapitalizations. In general, Pioneer Capital, PVLP and PVLP II invest in New England-based companies in a variety of industries. At December 31, 1995, Pioneer Capital had eight employees.

         Venture capital investment portfolio valuations are reviewed quarterly by the Company's Board of Directors and the values of such investments are adjusted when circumstances require. As a general rule, an investment is adjusted up or down, as the case may be, to conform to the price paid by a sophisticated new third-party investor in any subsequent round of financing. An investment may also be written down if the venture company is substantially behind its business plan and may be written up if there is some other compelling reason for doing so. For PVLP and PVLP II, securities which are publicly traded are valued on a valuation date at the average of the last sales or closing price on the valuation date and the preceding two days in the principal market in which such securities are traded, with an appropriate discount if such securities are restricted or thinly traded. For PCC, securities which are publicly traded are valued on the valuation date at the closing price on the principal market on which such securities are traded, with an appropriate discount if such securities are restricted or thinly traded.

         Polish Venture Capital Operations. In 1995, the Pioneer Poland Fund ("PPF") received commitments for investments of approximately $60 million from investors in Europe and the United States for venture capital investments in Poland. In December 1995, PPF closed its first investment of approximately $1.4 million. The Company's indirect wholly owned subsidiary, Pioneer Investment Poland Sp.z.o.o, manages PPF.

SHAREHOLDER SERVICES

         Pioneering Services Corporation. At December 31, 1995, the Funds had approximately 982,000 active shareholder accounts, including approximately 345,000 IRAs and other tax-qualified retirement accounts. Mutual fund shareholder accounts and, in particular, qualified accounts, require an exceptional amount of shareholder communications and transfer agency services. In order to compete successfully with other mutual fund complexes, the Company's wholly-owned subsidiary, Pioneering Services Corporation ("Pioneering Services"), assumed transfer agent and shareholder services responsibilities for the Funds in 1985.

         As shareholder servicing agent for the Funds, Pioneering Services has entered into agreements with each Fund pursuant to which it received in 1995 an annual active account fee of $22.00 for equity fund accounts, $30.00 for fixed-income fund accounts and $28.00 for money-market fund accounts. Such agreements are subject to annual renewals which require the approval of the Funds' Boards, including a majority of members who are not "interested persons," and may be canceled by either party on 60 days' notice. For 1993, 1994 and 1995, Pioneering Services received revenues from service fees from the Funds and Pioneer Interest Shares of approximately $17 million, $20 million and $22 million, respectively.

         Trustee/Custodian. The Company acts as the trustee/custodian for accounts which are IRAs or other qualified retirement accounts and receives an annual fee of $10 for each such account, payable by shareholders with such accounts, up to maximum annual fees of $20 for shareholders with multiple accounts of one plan type. Shareholders also have the option of paying a one-time fee of $100 in lieu of the annual account fee.

         Financial Services Limited. In January 1992, the Company's subsidiary, Pioneer International, established Financial Services Limited ("FSL"), which is 50% owned by Pioneer International and 50% owned by Bank Polska Kasa Opieki, S.A. in Poland. FSL was established as the unitholder servicing agent for the First Polish Fund. Under the terms of the agreement between FSL and the Fund, FSL will receive annual fees equal to the Polish zloty ("PZL") equivalent of $12.00 per account. In 1995, such fees aggregated PZL 5.7 million (approximately $2.4 million). At December 31, 1995, FSL serviced approximately 146,000 unitholder accounts and employed 81 full-time persons.

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

         The distribution of mutual fund shares has been significantly affected by (i) the growth of no-load funds, the shares of which are sold primarily through direct sales approaches without any sales charge, (ii) the evolution of service fees payable to broker-dealers that provide continuous services to their clients in connection with their investments in a mutual fund and (iii) the development and implementation of complex distribution systems employing multiple classes of shares and master-feeder fund structures. Typically, the underwriter or distributor that pays a service fee is reimbursed by the mutual fund under a plan of distribution pursuant to Rule 12b-1 under the 1940 Act ("Rule 12b-1 Plan"). All of the Funds distributed by Pioneer Distributor now pay such service fees to broker-dealers. See "Distribution of Fund Shares - Distribution Plans" above.

         For certain of the Funds (the "Multi-Class Funds"), the Company also offers a multi-class share structure. Under such structure, the Multi-Class Funds offer both the traditional front-end load shares, or Class A Shares, and two classes of back-end load shares, Class B and Class C Shares. On back-end load shares, Pioneer Distributor pays a commission on the sale (typically equal to 4% of the offering price for Class B Shares and 1% of the offering price on Class C Shares) but the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years in the case of Class B Shares and which is one year in the case of Class C Shares. Pioneer Distributor's cash flow may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. During this period, the Company bears the costs of financing and the risk of market decline. Pioneer Distributor is reimbursed for such commissions from payments by the Funds under Rule 12b-1 Plans (that are subject to annual renewals by the disinterested trustees of the Funds) and from back-end sales charges paid by redeeming investors before the expiration of the holding periods.

         Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the Funds' investment performance. Good performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of Funds' shares generate higher management fees and distribution revenues (which are based on assets of the Funds). Good performance also attracts private institutional accounts to Pioneering Management. Conversely, relatively poor performance results in decreased sales and increased redemptions of the Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company. In 1995, the performance of the Funds managed by Pioneering Management was generally competitive with comparable mutual funds offered by others and with relevant indices and benchmarks approved by the Funds' Boards.

         Venture Capital. The venture capital industry both in the United States and abroad is extremely competitive. In the process of investing and attempting to raise funds from entities other than the Company, Pioneer Capital and the Company's foreign subsidiaries engaged in the venture capital industry must compete with a large number of venture capital firms, many of which have substantially larger staffs and more capital to invest.

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

REGULATION

         Each of the Funds and Pioneer Interest Shares is registered under the 1940 Act and the Securities Act of 1933, as amended. As registered investment companies, the Funds and Interest Shares are subject to extensive regulation governing all aspects of their operations. In addition to being subject to the regulatory authority of the Securities and Exchange Commission (the "SEC"), the Funds and Pioneer Interest Shares are also subject to regulation by the securities regulators in all fifty states and in the foreign jurisdictions in which certain Funds are registered.

         Pioneer Distributor, as a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act"), is required, among other things, to maintain certain records, file reports with the SEC, supervise employees and deal fairly with customers, all in accordance with the 1934 Act and the rules and regulations promulgated thereunder. Pioneer Distributor is also a member of the NASD, a securities industry self-regulatory body which is itself regulated by the SEC under the 1934 Act. As a member of the NASD, the Company is required to abide by the standards, including pricing practices, set forth in the Articles of Incorporation, the By-Laws and the Rules of Fair Practice of the NASD.

         Pioneering Management, as investment manager of the Funds and Pioneer Interest Shares and adviser to the Institutional Accounts, is registered pursuant to the Investment Advisers Act of 1940, as amended, and as such is subject to certain recordkeeping, compensation and supervisory rules and regulations.

         Pioneering Services, as transfer agent for the Funds, is registered pursuant to the 1934 Act and as such is subject to recordkeeping requirements and certain other rules and regulations.

         The SEC has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations, may take action which could have a serious effect on Pioneering Management's, Pioneer Distributors' or Pioneering Services' businesses. The violation of any of the applicable laws, rules or regulations to which Pioneer Distributor is subject could have an adverse effect upon the Company.

         Pioneer First Polish was established under, and is regulated by, the Public Trading in Securities and Trust Funds Act of March 22, 1991.

         Pioneer Global Bond Fund Plc and Pioneer Global Equity Fund Plc are each authorized by The Central Bank of Ireland under the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, 1989 (S.I. No. 78 of 1989) of Ireland. Pioneer DM Cashfonds Plc is authorized by The Central Bank of Ireland as an investment company with "designated" status pursuant to Part XIII of the Companies Act, 1990.

CONTRACTUAL RELATIONSHIPS

         The businesses of the Company, Pioneering Management, Pioneer Distributor, Pioneering Services, Pioneer First Polish, FSL and Pioneer Ireland are dependent upon their associations and contractual relationships with the funds with which they have contractual relationships. In the event any of the management contracts, underwriting contracts or service agreements were canceled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected. The Company, Pioneering Management, Pioneer Distributor, Pioneering Services, Pioneer First Polish, FSL and Pioneer Ireland consider their respective relationships with such funds to be good and they have no reason to believe that their respective management, underwriting and service contracts will not be negotiated on a reasonable basis in the future; however, there is no assurance that such funds will continue these relationships.

RELATIONSHIP WITH THE INSTITUTIONAL ACCOUNTS

         Pioneering Management's agreements with the seven Institutional Accounts are all terminable on short notice. The trustees or corporate officials who control such accounts are usually free to change investment advisers without cumbersome legal procedures. In the past, private accounts have terminated their agreements with Pioneering Management for various reasons such as performance, business combinations which result in the merging of accounts advised by Pioneering Management into accounts managed by other investment advisers, or changes in the structure or funding of pension plans.

NEW BUSINESS DEVELOPMENT

         Russian Investment Operations. In April 1995, the Company acquired approximately 51% of the shares of First Voucher Fund (the "Voucher Fund"), the largest voucher investment fund established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company owns 100% of the outstanding common stock. In addition to its ownership interest in the Voucher Fund, Pioneer Omega, acting through its subsidiary, Pioneer First Russia, Inc. ("Pioneer First Russia"), also holds a 100% interest in Management Company, Kompaniya po Upravleniu Investitsionnymi Fondomi (KUIF) ("KUIF"), Pioneer Securities and Pioneer Services and a majority interest in First Voucher Bank.

         KUIF currently serves as investment manager to the Voucher Fund and will serve as investment manager to the new unit investment funds described below. Pioneer Securities provides brokerage, corporate financing and financial advisory services to Russian and western corporations, including the Voucher Fund. In early 1996, Pioneer First Russia established Pioneer Services to serve as registrar and transfer agent for the Voucher Fund and the new unit investment funds. First Voucher Bank currently services corporate accounts and will be used in the future to enhance the distribution network of Pioneer First Russia's various financial services.

        KUIF has been selected by the Russian government's Commission on Securities and Capital Markets as one of three investment management companies to participate in the pilot unit investment fund project. As a result, Pioneer First Russia is developing new funds for Russian retail investors under the new unit investment fund regulations. These funds will be managed by KUIF and will be similar to the open-end mutual funds offered by the Company in Poland and the Czech Republic. Pioneer First Russia is also in the process of developing two new Russian investment funds to be sold to western institutional investors. Each fund will be advised by Pioneer First Russia and will seek capital appreciation through investment in Russian companies (listed companies in the case of one fund and private companies in the case of the other fund). KUIF will serve as investment manager to one of the funds while Pioneer Investments, a majority owned subsidiary of the Company, will serve as investment manager to the other fund.

        Pioneer Omega paid $2.0 million in cash and issued preferred shares (the "Omega shares") valued at $6 million as consideration for the acquisition of KUIF and related rights. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option"), and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. The Company will pay a total of $6.6 million for the Omega shares over a three-year period as the put and/or call options are exercised.

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

         Czech Republic. In 1995, subsidiaries of the Company organized Pioneer Czech Investment Company, A.S. ("Pioneer Czech"). Pioneer Czech provides investment advice and other financial services, including shareholder services, to a new mutual fund that commenced operations in November 1995.

         Real Estate Advisory Services. In January 1996, the Company established Pioneer Real Estate Advisors, Inc. ("Pioneer Real Estate") to provide real estate advisory services to institutional investors and corporations in the United States, Poland, Russia and India. Pioneer Real Estate also provides advice regarding real estate investments to the Company's own subsidiaries. Pioneer Real Estate, though a wholly owned subsidiary, is also developing a Polish real property fund to be sold to Polish and western institutional investors.

                          NATURAL RESOURCE DEVELOPMENT

PIONEER GOLDFIELDS LIMITED

         The Company's indirect wholly owned subsidiary, Pioneer Goldfields, a corporation organized under the laws of Guernsey, Channel Islands, conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), a corporation organized under the laws of the Republic of Ghana. TGL is engaged in the exploration, mining, and processing of gold ore on a mining concession located in the Western Region of the Republic of Ghana. The remaining 10% ownership interest in TGL is held by the Republic of Ghana.

         Organization and Mining Lease. In 1986, the Company and a joint venturer organized TGL for the purpose of evaluating the feasibility of mining gold on several tracts of land in the Teberebie concession area ("Teberebie") in the Republic of Ghana. In February 1988, TGL entered into a mining lease with the Republic of Ghana (the "Government") pursuant to which TGL received exclusive gold mining rights for a term of 30 years. Under this lease, the Government receives annual royalties of between 3.0% and 12.0% of TGL revenue, which rate will vary based on TGL's operating profit margin and its level of capital expenditures, and is assured a continuing 10% equity interest in TGL. In April 1989, the Company purchased the other non-governmental joint venturer's interest for $3.7 million, primarily in cash. In 1992, TGL was granted a second 26-year mining lease over two contiguous areas to the north and west of the original lease area, the terms of which are substantially similar to the original lease. In 1995, the Company paid royalties to the Government in the amount of 3.0% of TGL revenue.

         Teberebie Mine Site. The Teberebie mine site consists of mining concessions covering an area of approximately 42 square kilometers. It is located in the Western Region of the Republic of Ghana and is approximately six kilometers south of the town of Tarkwa. The Teberebie mine is geographically approximately 200 kilometers west of, and 330 kilometers by road from, Accra, the capital of the Republic of Ghana. It is approximately 95 kilometers by road from Takoradi, which is one of Ghana's two major ports and the point of entry for most of the imported equipment used at the Teberebie mine.

         Geology. The basement rocks of Ghana are precambrian in age and form part of a regional structure known as the West African Shield. The rocks that constitute the West African Shield are both Sedimentary and igneous in origin. The rocks have been subjected to pressure and temperature alteration and deformation. Some of the altered rocks (metamorphic rocks) have a greenish coloration, and areas exhibiting these features are known as greenstone belts. There are a number of greenstone belts around the world. They attract the attention of commercial geologists because various minerals, particularly gold, are associated with them. In Ghana, the major gold producers operate along various prominent gold-bearing belts which extend for a distance of some 300 kilometers in a trend from northeast to southwest. These gold-bearing belts consist of both greenstone and sedimentary formations. TGL mines the sedimentary formations.

         Locally, the thick sedimentary sequence is called the Tarkwaian system and gold is found in the upper, coarser horizons. At Teberebie, gold occurs in a sedimentary sequence known as the Banket formation. This formation consists of a series of sedimentary strata with siltstones, mudstones and sandstones interspersed with some coarser pebble horizons. Where the well-rounded pebbles are particularly large, the horizon is known as a conglomerate. Gold is found in the matrix which binds these pebbles together. The Banket formation has broad similarities to the Witwatersrand reef conglomerate in South Africa. As such it is younger than the Birimian greenstone rocks that underlie it. The region has been subject to folding, faulting and shearing. Structurally, the Banket Formation consists of a gently folded syncline, trending from northeast to southwest. The western limb of the syncline extends over 6.5 kilometers on the property, with the eastern limb reaching the surface just beyond the eastern boundary of the mining concession. The western and eastern limbs outcrop on the surface about four kilometers apart. At the center of the syncline at Teberebie, the mineralized horizons are some 400 meters below surface. In the south, the western limb dips to the east at about 35 degrees. This dip flattens toward the north where it is approximately only ten degrees.

         The deposit at the Teberebie mine is a paleoplacer where gold occurs in free-milling state with other heavy minerals in a matrix of a quartz pebble conglomerate. The gold particles are fine-grained, ranging from two to 280 microns, averaging approximately 100 microns in diameter. The origin of the gold has not been identified, although it may have been derived from the underlying Birimian basement rocks.

         Gold Reserves. The earliest known exploration on the Teberebie property was conducted in the early 1890's when several adits were driven into the ridge. Records indicate that approximately 15,000 tonnes of ore was extracted from adits and drifts prior to World War II. Four of these adits were cleared and systematically sampled. At the end of 1992, TGL had drilled a total of 18,545 meters in 296 holes on the property. Holes were drilled on 74 cross-sections perpendicular to the gold bearing ridge along a strike length of 6,050 meters, with three to five drill holes per section. Sections were 50 to 100 meters apart, and drill hole spacing on each section was 50 to 100 meters. In 1993, TGL drilled 16 in-fill ore holes advancing 930 meters on one ridge designed to move reserves from the possible to proven and probable categories. In 1994, TGL drilled 5,090 meters in 39 holes on the property. This drilling added 1.9 million ounces to the audited reserves. Contiguous with this, 2,551.5 meters of exploratory drilling in 11 holes was completed. In 1995, TGL drilled 3,420 meters in 18 holes on the property. This drilling added 2.4 million ounces to the audited reserves. In addition, TGL drilled a total of 2,568 meters in seven exploration drill holes and 765 meters in 12 site investigations and geotechnical holes.

        In August 1995, TGL received an independent certification of additional gold reserves at its mining concession in Ghana. Proven and probable reserves were established based on mapping, sampling, drilling, assaying and evaluation techniques typical of those that are generally employed in the mining industry. As of December 31, 1995, mineable in situ proven and probable reserves increased to approximately 9.1 million ounces, including previously proven and probable reserves of 6.7 million ounces. Proven and probable reserves comprise
8.1 million ounces of ore which will be processed through crushing and heap leaching operations and 1.0 million ounces which will be leached directly utilizing run-of-mine dump leaching techniques. The cost to date of proving up reserves at Teberebie has been approximately $0.36 per ounce. Mineable reserves at December 31, 1995, are summarized on the following table:

                                                MINEABLE RESERVES
                     --------------------------------------------------------------------
                                CRUSHED ORE                         RUN-OF-MINE ORE
                                -----------                         ---------------
                                   Grams                               Grams
                                     per                                 per
                       Tonnes      Tonnes     Ounces       Tonnes      Tonnes    Ounces
                       ------      ------     ------       ------      ------    ------

Total Proven         149,236,000    1.46     7,039,000   49,859,000     0.54      865,000
Total Probable        22,740,000    1.41     1,030,000    8,625,000     0.56      154,000
Total Reserves       171,976,000    1.46     8,069,000   58,484,000     0.54    1,019,000

TOTAL MINEABLE RESERVE OUNCES:                     9,088,000
                                                   =========

          The cut-off grades used to delineate the reserves were 0.765 grams per tonne for crushed ore and 0.25 grams per tonne for run-of-mine ore at a gold price of $385 per ounce. Based on the current technology at the mine, it is estimated that recoverable gold from these open-pit reserves will aggregate approximately 6.7 million ounces.

         TGL has increased its gold reserves each year since it began operations. On the basis of projected production rates and the existing proven and probable reserves, it is estimated that the Teberebie mine has a remaining life of approximately 18 years.

         Mining and Processing. The Teberebie mine is a conventional open pit, heap leach operation. Mining at Teberebie is a technically simple drill and blast, load and haul operation, carried out on three contiguous ridges along a strike length of some 6.5 kilometers. The ridges, running from north to south, are named Teberebie, Awunaben and Mantraim. The mine is currently a ridge-top surface mine operating from what will be two pits, the Teberebie/Awunaben pit and the Mantraim pit. Mining operations are carried on 24 hours per day in three eight-hour shifts, 358 days per year.

         TGL processes its ore using a conventional heap leach operation. Higher-grade ore is crushed in one of TGL's two ore-crushing plants, each of which has a capacity of approximately 3.5 million tonnes of ore per year. Cement is added to the crushed ore to bind the ore and to raise its alkalinity to a level conducive to cyanide leaching. Run-of-mine ore is not crushed or agglomerated with cement, but instead proceeds directly to later stages of processing. The agglomerate of ore and cement is then placed on a heap leach pad and the run-of-mine ore is placed on a dump leach pad. Both are then treated with a dilute cyanide solution which percolates through the material dissolving the gold. The dilute cyanide solution containing the dissolved gold drains into collection ponds. From there, the solution is pumped to an adjacent adsorption desorption refinery plant (the "ADR Plant") where it passes through a series of activated carbon adsorption columns. The gold contained in the solution is adsorbed onto the carbon and the solution is then recirculated to the barren solution pond where it is refortified with sodium cyanide. Gold is then chemically stripped from the carbon adsorption columns and recovered from the stripper solution by electrowinning onto stainless steel cathodes. The cathodes are removed approximately every two weeks at each ADR Plant, at which time the gold sludge is washed off and dried. The sludge is then mixed with flux and smelted to produce dore.

         Gold Production. TGL began shipping gold in October 1990. In the second quarter of 1991, the mine reached then commercially feasible production levels (about 1,000 ounces per week) and full production levels (about 2,000 ounces per week) during the fourth quarter of 1991. Management initiatives permitting the efficient utilization of production equipment and facilities enabled TGL to increase production to over 3,000 ounces per week in 1993. After TGL's expansion in 1994, which is further described below, production increased to approximately 4,500 ounces per week. TGL expects to produce approximately 255,000 ounces (almost 4,900 ounces per week) in 1996.

         TGL shipped approximately 236,000 ounces of gold in 1995, contributing $90.2 million to the Company's revenues. In 1994 and 1993, TGL shipped approximately 176,000 and 165,000 ounces of gold, respectively. A three-year financial summary for the gold mining business segment is shown below:

                                 1995                1994              1993
                             (IN MILLIONS)      (IN MILLIONS)      (IN MILLIONS)
                             -------------      -------------      -------------
Revenues..................       $90.2              $67.6              $59.2
Net Income................       $14.0              $18.3              $10.4
Total Assets..............       $81.5              $75.7              $61.9

         The average realized price of gold sold by TGL during 1995, 1994 and 1993 was $383, $383 and $359 per ounce, respectively, based on the market spot price of gold at the time of sale. Spot prices of gold fluctuate widely and are affected by a number of factors including supply and demand, inflation expectations, the strength of the U.S. dollar and interest rates.

        At present, TGL does not enter into forward gold sales or otherwise engage in gold price hedging. In the past, TGL had established a gold price-floor program, utilizing put options to secure a minimum selling price of $310 per ounce. These options expired on March 31, 1996 and TGL currently does not intend to renew these options unless the price of gold declines to below $375 per ounce. The Company may consider additional hedging strategies if and when it deems circumstances appropriate.

         TGL's cash cost per ounce and total cost per ounce for 1995, 1994 and 1993 are summarized on the following table:

                                           1995           1994          1993
                                           ----           ----          ----

Cash Cost Per Ounce....................    $198           $161          $131
Total Cost Per Ounce...................    $277           $248          $229


         The total cost per ounce includes $6 in each of 1995, 1994 and 1993 for amounts expended by the Company, principally for political risk insurance premiums.

         Development and Expansion. TGL has undertaken two major capital expenditure programs at the Teberebie mine to date, designated Phase I and Phase
II. Phase I included the development of the mine site and the construction of the crushing and processing facility known as the East plant. Phase II, which was completed in 1994, included the construction of a crushing and processing facility that replicated the East plant and is known as the West plant. TGL is currently implementing a third capital expenditure program, designated Phase III, to take advantage of the additional potential of the Teberebie mine. Phase III will include a third heap leach operation and the construction of a near-pit gyratory crushing facility which will act as the primary crushing facility for the West plant and the new South plant. Phase III will also gradually introduce a new and larger mining fleet, with the objective of mining at an annualized rate of approximately 60 million tonnes of material per year (including approximately 12 million tonnes of ore) and raising overall gold production to at least 400,000 ounces per year when Phase III becomes fully operational (expected in 1998). Realization of this objective is subject to the uncertainties inherent in any mining and processing operation. The initial work on Phase III has commenced. The major crushing equipment has been ordered and the initial mining equipment, consisting of four Caterpillar ("CAT") 785 trucks and a CAT 5230 hydraulic shovel, has been delivered to the site and is being assembled. In addition, in March 1996, TGL received from the Ghana
Environmental Protection Agency the necessary environmental permit to proceed with the Phase III expansion. For a description of the financing facilities relating to the Phase III expansion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Natural Resource Development Businesses - Gold Mining Business - Liquidity and Capital Resources" included in the 1995 Annual Report and which is incorporated herein by reference.

         Customers and Employees. During 1995, 100% of gold sales represented gold shipments from TGL in Ghana to two unaffiliated European refiners for refining and subsequent sale. Because of the worldwide demand for gold, the Company does not believe that the loss of such customers would have a material adverse effect on the Company or its subsidiaries.

         At March 1, 1996, TGL had 1,129 employees, of which 1,102 are Ghanaians. The terms of employment and compensation for junior TGL staff, known as monthly rated employees, are determined pursuant to a collective bargaining agreement between TGL and the Ghana Mineworkers Union. The terms of the collective agreement (other than pay levels) are negotiated every three years. Pay levels are negotiated annually. The current collective bargaining agreement expires in July 1998. TGL experienced a two-day work stoppage in 1994 in connection with union negotiations. The work stoppage had no material effect on TGL's operations and TGL continues to believe that its relations with its employees are excellent.

         There is, however, a shortage of available labor with the requisite skills and experience necessary to operate large scale mining equipment. TGL has experienced and continues to experience some difficulty in recruiting employees with the necessary skills. With the continued development of mines in Ghana, and in the vicinity of the Teberebie mine, in particular, the shortage will likely continue and perhaps become more acute.

         Regulation and Taxation. Mining activities in the Republic of Ghana are governed by PNDCL 153, the Minerals and Mining Law of 1986 (the "MML").

         The Republic of Ghana does not currently have a developed system of environmental regulation that applies to TGL's operations. However, it has always been a strategic objective of the Company to minimize the effects of its subsidiaries' mining operations on the environment. TGL is currently preparing an overall environmental action plan, a decommissioning plan and a reagent spill management plan and has initiated site rehabilitation and revegetation studies.

         In 1994, the Ghana Environmental Protection Agency was established to regulate environmental matters to ensure implementation of government policies concerning the environment. In May 1994, the Minister of the Environment, through the Minerals Commission, produced legislative proposals relating to the environmental regulation of mines and the Ghanaian Environmental Protection Agency produced draft guidelines in relation to air and water quality. The management of TGL regarded these guidelines as satisfactory and workable. These guidelines were followed by the publication for consultation of draft regulations that provoked considerable controversy among the mining community in Ghana and were subsequently withdrawn. To date, no new or replacement draft regulations have been published although the Government of Ghana has stated its intention to re-issue draft regulations within the next 12 months. If implemented in the form in which they were originally issued, certain provisions of the draft regulations would have significant adverse operational and financial consequences for TGL. A number of strong representations have been made by the Ghanaian mining industry to the government relating to the draft regulations and TGL does not believe that the draft regulations will be implemented in the form in which they were originally issued.

         In the first quarter of 1994, the Republic of Ghana enacted the Minerals and Mining (Amendment) Act of 1994 which reduced the income tax rate for mining companies from 45% to 35%. As a result, the Company's first quarter 1994 earnings were enhanced by 90% of a $4.4 million reduction (which amounted to $0.16 per share) in income taxes deferred since commencement of commercial operations in April 1991. TGL's effective tax rate (U.S. and Ghana combined) in 1995, 1994 and 1993 was 38%, 36% and 48%, respectively.

         Pursuant to the terms of the MML, income taxes may be deferred until recovery of capital investment. Accordingly, deferred taxes at December 31, 1995, 1994 and 1993, were $10.1 million, $15.9 million and $19.8 million, respectively. The reduction in deferred taxes during 1994 includes the $4.4 million reduction attributable to the foregoing decrease in the income tax rate for mining companies. Income tax payments to the Republic of Ghana during 1995 and 1994 were $14.1 million and $6.2 million respectively. Of such taxes paid in 1995, $5.5 million was attributable to the tax year ended December 31, 1994. Income taxes were deferred during all of 1993.

         Insurance. The Company maintains $64.8 million of "political risk" insurance principally from the Overseas Private Investment Corporation ("OPIC") covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. In addition, the Company maintains standby coverage of $2.1 million, which can be activated semiannually, to cover increases in the Company's proportionate share of TGL's cumulative retained earnings. In addition to other commercial insurance coverage, TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

         Exploration Activities of Pioneer Goldfields. Since the end of 1993, in addition to continuing to develop the Teberebie mine, Pioneer Goldfields has increased its exploration activities in the Republic of Ghana and in other African countries. These activities are currently conducted by TGL in Ghana and by Pioneer Goldfields or its local subsidiary in Niger, Burkina Faso and Zimbabwe. In 1995, Pioneer Goldfields incurred exploration costs of approximately $1.2 million, approximately $770,000 of which related to TGL's exploration activities at the Teberebie mine site and elsewhere in Ghana.

TIMBER VENTURES

         The Company holds a majority interest in three companies located in the Russian Far East (Forest Starma, Amgun-Forest and Udinskoye) which were established to develop timber production for markets in the Pacific Rim, principally Japan. The Company is in the process of consolidating its ownership of these three companies under its wholly owned subsidiary, Pioneer Forest, Inc.

         Forest Starma, in which the Company has a 71% direct interest and a 3% indirect interest, is pursuing the development of timber production under two long term leases comprising 88,800 hectares (approximately 219,500 acres) in the aggregate with annual cutting rights of 210,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. In addition, Forest Starma is in the process of securing additional cutting rights of approximately 90,000 cubic meters per year. Forest Starma has developed a site, including a jetty, from which it exports timber. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber (acquired in the development phase) totalling approximately 30,000 cubic meters occurred in the third and fourth quarters of 1995. The related revenues were used to offset development costs. In November 1995, Amgun-Forest and Udinskoye each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 264,700 hectares (approximately 654,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 156,600 hectares (approximately 387,000 acres) with annual cutting rights of 200,000 cubic meters. In the aggregate, Forest Starma, Amgun-Forest and Udinskoye have long-term leases in place comprising 510,000 hectares (approximately 1,260,500 acres) with annual cutting rights of 760,000 cubic meters.

         Capital required by Forest Starma is now projected at approximately $36.4 million through the end of 1996, including $20.1 million in subordinated debt provided by the Company and $9.3 million financed pursuant to a conditional loan commitment already in place. This loan, which would initially be guaranteed by the Company, would cease to be guaranteed when the project meets certain production and cash flows tests. During 1996, the Company expects to provide additional bridge financing as Forest Starma applies for up to $7.0 million in third-party financing.

         Investment by the Company in Forest Starma aggregated $29.4 million (net of an assumed value added tax recovery on imports) at December 31, 1995, $9.3 million of which is considered bridge financing subject to repayment upon receipt of third-party loan proceeds. Forest Starma is expected to reach a production level of approximately 220,000 cubic meters per year by the end of 1996.

         Work on the feasibility study for Amgun-Forest has commenced, and the feasibility study for Udinskoye will be carried out at a later date. The studies will form the basis for estimating capital requirements for these projects. Preliminary estimates for these two new projects are that, prior to securing third-party financing, the Company will provide funding of approximately $1.3 million in 1996.

         The Company has secured OPIC political risk insurance in amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

TAS-YURJAH MINING COMPANY

         In 1994, the Company entered into a joint venture, Joint Stock Company Tas-Yurjah Mining Company ("Tas-Yurjah"), with a Russian company to explore potential gold mining properties in the Khabarovsk Territory of Russia. The Company currently owns 50% of Tas-Yurjah. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). Tas-Yurjah expects to significantly expand the licensed area in the near future. During the second half of 1996, Tas-Yurjah plans to conduct drilling and geochemical and geological surveys to further examine anomalies located in the licensed area. At December 31, 1995, the Company had expended approximately $1.3 million for exploration work related to Tas-Yurjah and expects to expend a similar amount in 1996.

METALS VENTURES

         Since 1991, a subsidiary of the Company, Pioneer Metals and Technology, Inc., has been involved in a development-stage business in Russia through its subsidiary, for the production and sale of powdered metals, permanent magnets and various trading endeavors.

ITEM 2.   DESCRIPTION OF PROPERTY.

         The Company and its subsidiaries conduct their principal operations from leased premises with approximately 111,000 square feet at 60 State Street, Boston, Massachusetts, under two leases. The first to expire of these leases (which covers substantially all of the space) expires in 2002, with two five-year renewal options. The rent expense for these premises was approximately $2.9 million in 1995. The Company believes that its facilities are adequate for its current needs and that additional space will be available as needed.

         Teberebie Goldfields Limited, conducts mining operations in Tarkwa, Ghana. The Republic of Ghana has granted TGL land concessions of approximately 42 square kilometers. The mining facilities included on the Teberebie mine site include approximately 48 housing and office buildings, two four-stage crushing plants, heap leaching facilities and ponds, two processing plants and refineries, a clinic, a laboratory, a warehouse and an eight-bay maintenance shop for heavy equipment. TGL believes that its facilities are generally in a state of good repair and adequate for its current needs and that additional facilities will be constructed as needed. See "Item 1 Business - Pioneer Goldfields Limited" for a description of TGL's Phase III expansion and the facilities being constructed in connection therewith.

         In December 1992, Pioneer First Polish purchased a 38-year capital lease, convertible to perpetual use, on a two-year-old, 373-square-meter office building in Wilanow, Warsaw. Pioneer First Polish is currently subleasing the property to an unaffiliated corporation for a three-year term that commenced on March 1, 1995. Through March 1996, Pioneer First Polish had leased approximately 1,200 square meters of office space in downtown Warsaw for fund management and distribution operations. FSL also leases approximately 1,400 square meters of office space and 502 square meters of storage space in Warsaw. The terms of the leases range from one to five years.

         The Company's 74%-owned subsidiary, Forest Starma, is pursuing the development of timber production under two long term leases comprising 88,800 hectares (approximately 219,500 acres) in the aggregate with annual cutting rights of 210,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. Amgun-Forest and Udinskoye, the Company's other majority-owned Russian timber ventures, each have a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 264,700 hectares (approximately 654,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 156,600 hectares (approximately 387,000 acres) with annual cutting rights of 200,000 cubic meters. In the aggregate, Forest Starma, Amgun-Forest and Udinskoye have long-term leases in place comprising 510,000 hectares (approximately 1,260,500 acres) with annual cutting rights of 760,000 cubic meters.

ITEM 3.   LEGAL PROCEEDINGS.

         None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below are the names and ages of the executive officers of the Company, and a description of the positions and offices each holds with the Company and its significant subsidiaries.

                                      Positions with the Company and its
      Name               Age               Significant Subsidiaries
      ----               ---               ------------------------

John F. Cogan, Jr.        69    President, Chief Executive Officer and Chairman
                                of the Board of the Company since 1962. Chairman
                                of Pioneering Management since 1993 and
                                President of Pioneering Management from 1962 to
                                1993. Director of Pioneering Management since
                                1962. Chairman and director of Pioneer
                                Distributor. Chairman, President and trustee or
                                director of each of the registered investment
                                companies in the Pioneer Family of Mutual Funds.
                                President and director of Pioneer International,
                                Pioneer Omega and Pioneer First Russia. Director
                                of Pioneering Services, Pioneer Capital and
                                Pioneer Real Estate. Chairman and director of
                                Pioneer Goldfields, TGL, Joint Stock Company
                                Pioneer Metals International, Joint Stock
                                Company Forest Starma ("Forest Starma") Joint
                                Stock Company Pioneer Investments ("Pioneer
                                Investments"), Joint Stock Company Amgun-Forest
                                ("Amgun-Forest"), and Joint Stock Company
                                Udinskoye. Member of Supervisory Board of
                                Pioneer First Polish and Pioneer Czech.
                                Chairman of the Supervisory Board of Pioneer
                                Fonds Marketing. Director of Pioneer Ireland
                                and each of the Irish Funds. Senior Partner of
                                the Boston law firm, Hale and Dorr, counsel to
                                the Company.

Robert L. Butler          55    Executive Vice President of the Company since
                                1985. Director of the Company since 1988.
                                President and director of Pioneer Distributor
                                since 1989. Director of Pioneering Management,
                                Pioneering Services, Pioneer International and
                                Pioneer Real Estate. Member of Supervisory Board
                                of Pioneer First Polish and Pioneer Czech. Vice
                                Chairman of Pioneer Fonds Marketing and Pioneer
                                Czech. Director of Pioneer Ireland and each of
                                the Irish Funds. Previously, Vice President of
                                the NASD.

David D. Tripple          52    Executive Vice President of the Company since
                                1986. President of Pioneering Management since
                                1993 and Chief Investment Officer and director
                                of Pioneering Management since 1986. Executive
                                Vice President of Pioneering Management from
                                1986 to 1993. Executive Vice President and
                                trustee or director of each of the registered
                                investment companies in the Pioneer Family of
                                Mutual Funds. Director of Pioneer Distributor,
                                Pioneer Capital, Pioneer International, Pioneer
                                Investments, Pioneer Real Estate, Pioneer
                                Omega, Pioneer First Russia, Pioneer Ireland
                                and each of the Irish Funds. Member of
                                Supervisory Board of Pioneer First Polish and
                                Pioneer Czech.

William H. Keough         58    Senior Vice President and Chief Financial
                                Officer of the Company since 1986. Treasurer of
                                the Company, Pioneer Distributor, Pioneering
                                Management, Pioneering Services, Pioneer
                                Capital, Pioneer International, Pioneer Real
                                Estate, Pioneer Omega and Pioneer First Russia.
                                Treasurer of each of the registered investment
                                companies in the Pioneer Family of Mutual Funds.

Timothy T. Frost          41    Vice President of the Company since 1995.
                                Director and Vice President of Pioneer Omega
                                and Pioneer First Russia.  Senior Vice
                                President of Pioneer International.
                                Previously, Managing Director of Financial
                                Services Volunteer Corps.


Lucien Girard III         62    Vice President of the Company.  Managing
                                Director and Chief Executive of Pioneer
                                Goldfields and TGL. Director of Pioneer Metals
                                and Technology, Inc.

Stephen G. Kasnet         50    Vice President of the Company since 1995.
                                President of Pioneer Real Estate since January
                                1996. Trustee of Pioneer Real Estate Shares and
                                Vice President of Pioneer Variable Contracts
                                Trust. Previously, Managing Director, First
                                Winthrop Corporation and Winthrop Financial
                                Associates. Chairman of the Board of Warren
                                Bancorp and Warren Five Cents Savings Bank and
                                Director of Bradley Real Estate, Inc.

John F. Lawlor            62    Vice President of the Company and Pioneering
                                Management. Director of Pioneer Goldfields, TGL,
                                Forest Starma, Amgun-Forest, Joint Stock Company
                                Pioneer Metals International, Pioneer Ireland
                                and each of the Irish Funds. Director and Vice
                                President of Pioneer Metals and Technology, Inc.

Alicja K. Malecka         49    Vice President of the Company and Pioneer Real
                                Estate. Senior Vice President of Pioneer
                                International. President of Pioneer First
                                Polish, the Polish Funds and Pioneer Investment
                                Poland, Sp.zo.o. Member of the Supervisory Board
                                of FSL.

Frank M. Polestra         70    Vice President of the Company since 1975.
                                President and Director of Pioneer Capital since
                                1981. President and Director of PSBIC.

William H. Smith, Jr.     60    Vice President of the Company and President and
                                Director of Pioneering Services since 1985. Vice
                                President and Director of Pioneer International.
                                Director of Pioneer Ireland and each of the
                                Irish Funds. Member of the Supervisory Board of
                                FSL. Previously, President of Securities Fund
                                Services, Inc. between 1981 and 1985.




Joseph P. Barri           49    Secretary of the Company since 1978.  Secretary
                                of each of the registered investment companies
                                in the Pioneer Family of Mutual Funds,
                                Pioneering Management, Pioneer Capital, Pioneer
                                Distributor, Pioneering Services, Pioneer
                                Omega, Pioneer First Russia and Pioneer
                                International. Senior Partner of the Boston law
                                firm, Hale and Dorr, counsel to the Company.

Robert P. Nault           32    General Counsel and Assistant Secretary of the
                                Company since 1995. Assistant Secretary of each
                                of the registered investment companies in the
                                Pioneer Family of Mutual Funds, Pioneering
                                Management, Pioneer Capital, Pioneer
                                Distributor, Pioneering Services, Pioneer
                                International and Pioneer Goldfields.
                                Previously, Junior Partner of the Boston law
                                firm, Hale and Dorr, counsel to the Company.

- --------------------------------------------------------------------------------
                                     PART II
- --------------------------------------------------------------------------------

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         Incorporated by reference from the 1995 Annual Report under the captions "Information Relating to Shares," "Dividends on Common Stock" and "Price Range of Common Stock."

ITEM 6.       SELECTED FINANCIAL DATA.

         Incorporated by reference from the 1995 Annual Report under the caption "Five Year Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Incorporated by reference from the 1995 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Incorporated by reference from the 1995 Annual Report under the caption "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

ITEM 9.       DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

- --------------------------------------------------------------------------------
                                    PART III
- --------------------------------------------------------------------------------

ITEMS 10-13.

         The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1996 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers," "Election of Directors," "Directors' Meetings and Fees," "Committee Meetings," "Executive Compensation," "Stock Option Grants and Exercises," "Certain Transactions" and "Compliance with Section 16 of the Securities Exchange Act of 1934." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

- --------------------------------------------------------------------------------
                                     PART IV
- --------------------------------------------------------------------------------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a) The following documents are included as part of this Annual Report on Form 10-K.

         1.   Financial Statements:

                Report of Independent Public Accountants...................  25*
                Consolidated Statements of Income for the
                     Three years Ended December 31, 1995...................  26*
                Consolidated Balance Sheets as of
                     December 31, 1995 and 1994............................  27*
                Consolidated Statements of Changes in
                     Stockholders' Equity for the Three
                     Years Ended December 31, 1995.........................  28*
                Consolidated Statements of Cash Flows
                     for the Three Years Ended December 31, 1995...........  29*
                Notes to Consolidated Financial Statements.................  30*

                --------------

         * Refers to page number in 1995 Annual Report. Each such financial statement or report is hereby incorporated herein by reference to the 1995 Annual Report which is filed as an exhibit to this report.

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

         (b) Reports on Form 8-K:

         During the fiscal quarter ended December 31, 1995, the Company filed a Current Report on Form 8-K, dated October 16, 1995, reporting that it had commenced the sale, in a global public offering, of a minority interest in Pioneer Goldfields Limited.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1996.

                                            THE PIONEER GROUP, INC.


                                            By:      /s/ John F. Cogan, Jr.
                                               ---------------------------------
                                               John F. Cogan, Jr., President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ John F. Cogan, Jr.                                          March 29, 1996
- -----------------------------------
John F. Cogan, Jr., Principal
Executive Officer and Director


/s/ William H. Keough                                           March 29, 1996
- -----------------------------------
William H. Keough, Principal
Financial Officer and Principal
Accounting Officer


/s/ David D. Tripple                                            March 29, 1996
- -----------------------------------
David D. Tripple, Director


/s/ Robert L. Butler                                            March 29, 1996
- -----------------------------------
Robert L. Butler, Director


/s/ Philip L. Carret                                            March 29, 1996
- -----------------------------------
Philip L. Carret, Director


/s/ Maurice Engleman                                            March 29, 1996
- -----------------------------------
Maurice Engleman, Director


/s/ John H. Valentine                                           March 29, 1996
- -----------------------------------
John H. Valentine, Director


/s/ Jaskaran S. Teja                                            March 29, 1996
- -----------------------------------
Jaskaran S. Teja, Director

                                Index to Exhibits

                                                           Exhibit    Sequential
Exhibit                                                      No.       Page No.
- -------                                                    -------    ----------
Certificate of Incorporation, as amended(10)                  3.1        N.A.

By-Laws, as amended(2)                                        3.2        N.A.

Form of Management Contracts with Pioneer
       Funds(1)(2)                                           10.1        N.A.

Form of Investment Company Service Agreements with
       Pioneer Funds(2)                                      10.2        N.A.

Retirement Benefit Plan and Trust(2)(9)                      10.3        N.A.

1988 Stock Option Plan, as amended(6)(9)                     10.4        N.A.

Lease, dated as of July 3, 1991,  between the
       Trustees of 60 State Street and the Company(6)        10.5        N.A.

Form of Employment Agreements with Regional
       Vice Presidents(3)(9)                                 10.6        N.A.

Finance Agreement between Teberebie Goldfields
       Limited and Overseas Private Investment
       Corporation ("OPIC")(4)                               10.7        N.A.

Revised Form of Underwriting Contract with
       Pioneer Funds(4)                                      10.8        N.A.

1990 Restricted Stock Plan(4)(9)                             10.9        N.A.

Form of Management Contract with Pioneer U.S.
       Government Trust(5)                                   10.10       N.A.

Form of Management Contract with Pioneer Money
       Market Trust(5)                                       10.11       N.A.

Deed of Warranty, dated December 3, 1987,
       between the Government of the Republic
       of Ghana, Teberebie Goldfields Limited
       and The Pioneer Group, Inc.(5)                        10.12         N.A.

Lease, dated February 2, 1988, between the
       Government of the Republic of Ghana and
       Teberebie Goldfields Limited(5)                       10.13         N.A.

September 4, 1990, by and among Teberebie
       Goldfields Limited, the Republic of Ghana,
       Ghana Commercial Bank, Bank of Ghana,
        The Pioneer Group, Inc., OPIC and The
       Chase Manhattan Bank, N.A.(5)                         10.14         N.A.

First Amended Finance Agreement, dated May 25, 1989,
       as amended September 4, 1990, between Teberebie
       Goldfields Limited and OPIC(5)                        10.15         N.A.

Gold Refining and Purchasing Agreements
       Acknowledgment executed by Teberebie Goldfields
       Limited, the Republic of Ghana, Ghana Commercial
       Bank, Bank of Ghana, The Pioneer Group, Inc.,
       Overseas Private Investment Corporation, and
       The Chase Manhattan Bank, N.A.(5)                     10.16         N.A.

Map of Mining Operations in Tarkwa, Ghana(5)                 10.17         N.A.

Collective Agreement between Teberebie Goldfields
       Limited and the Ghana Mine Workers Union of
       T.U.C.(7)                                             10.18         N.A.

Agreement, dated March 1, 1992, between Teberebie
       Goldfields Limited and Johnson Matthey
       Chemicals(7)                                          10.19         N.A.

Amendment, dated as of March 10, 1993, to Contract
       dated March 1, 1992, between Teberebie Goldfields
       Limited and Johnson Matthey Chemicals(7)              10.20         N.A.

Amendment, dated as of March 9, 1994, to contract
       between Teberebie Goldfields Limited and Johnson
       Matthey Chemicals(8)                                  10.21         N.A.

Refining Agreement, dated as of August 23, 1993,
      between Teberebie Goldfields Limited and
      Metalor(8)                                              10.22        N.A.

OPIC Contract of Insurance Against Inconvertibility,
      Expropriation and Political Violence between
      OPIC and Pioneer Goldfields Limited, dated
      August 12, 1993(8)                                      10.23        N.A.

Master Gold Trading and Hedging Services Agreement,
      dated as of January 10, 1993 between Teberebie
      Goldfields Ltd. and Billiten Marketing and
      Trading B.V.(8)                                         10.24        N.A.

Agreement, dated as of September 29, 1993, between
      the Chase Manhattan Bank, N.A. and Teberebie
      Goldfields Ltd.(8)                                      10.25        N.A.

Letter Agreement, dated as of September 17, 1993,
      between OPIC and Teberebie Goldfields Ltd.(8)           10.26        N.A.

Credit Agreement, dated as of June 1, 1993,
      between Teberebie Goldfields Limited and
      Skandinaviska Enskilda Banken(8)                        10.27        N.A.

Agreement, dated May 10, 1994, between
       Teberebie Goldfields Limited and
       Johnson Matthey PLC(10)                                10.28        N.A.

Contract, dated May 30, 1994, among Timber
       Harvesting Equipment Sales, Inc., Joint-Stock
       Company "Forest-Starma" and the Company(10)            10.29        N.A.

Contract, dated August 4, 1994, among Morbark
       Northwest, Inc., Joint-Stock Company
       "Forest-Starma" and the Company(10)                    10.30        N.A.

Contract, dated May 25, 1994, among Caterpillar
       Overseas S.A., Joint-Stock Company "Forest
       Starma" and the Company(10)                            10.31        N.A.

OPIC Commitment to Guarantee Loans to Forest
       Starma, among OPIC, Forest Starma, Starma
       Holding Company and the Company(10)                    10.32        N.A.

OPIC Contract of Insurance Against Business
       Income Loss between OPIC and the Company,
       effective September 30, 1992, as amended
       (No. D581)(10)                                         10.33        N.A.

OPIC Contract of Insurance Against Business
       Income Loss between OPIC and the Company,
       effective September 30, 1992, as amended
       (No. D582)(10)                                         10.34        N.A.

OPIC Contract of Insurance Against Inconvertibility,
       Expropriation and Political Violence
       between OPIC and the Company, effective
       September 30, 1992 as amended (No.
       D547)(10)                                              10.35        N.A.

OPIC Contract of Insurance Against Inconvertibility,
       Expropriation and Political Violence
       between OPIC and the Company, effective
       September 30, 1992 (No. D545)(10)                      10.36        N.A.

Consulting Agreement, dated as of January 2,
       1995, between the Company and Pioneer
       First Polish Trust Fund Joint Stock Company
       ("Pioneer Poland")(10)                                 10.37        N.A.

Services Contract, dated January 1, 1994,
       between Pioneering Services Corporation
       and Financial Services Limited(10)                     10.38        N.A.

Agreement, dated June 25, 1992, between
       Pioneer Poland and Bank Polska Kasa
       Opieka S.A. ("Bank Pekao")(10)                         10.39        N.A.

Agreement, dated as of June 25, 1992, between
       Bank Pekao and Pioneer International
       Corporation(10)                                        10.40        N.A.

Agreement, dated June 25, 1992, between
       Bank Pekao and Pioneer Poland(10)                      10.41        N.A.

Agreement, dated September 24, 1992, between
       Pioneer Poland and Financial Services
       Limited(10)                                            10.42        N.A.

Letter Agreement dated February 28, 1995 between
       the Company and The First National Bank of
       Boston (10)                                            10.43     N.A.

Master Share Purchase Agreement dated as of
       April 7, 1995 by and among Pioneer Omega,
       Inc. and First Voucher Fund (11)                       10.44     N.A.

Agreement dated as of April 7, 1995 by and among
       Pioneer Omega, Inc. and DOM Investment
       Company(11)                                            10.45     N.A.

Agreement dated as of April 7, 1995 by and among
       Pioneer Omega, Inc. and Moscow Intenational
       Business Centre Limited(11)                            10.46     N.A.

Stockholders Agreement dated as of April 11, 1995
       by and among the Company and Moscow
       International Business Centre Limited(11)              10.47     N.A.

Collective Agreement dated as of July 3, 1995 between
       Teberebie Goldfields Limited and the Ghana
       Mineworker' Union of T.U.C.(12)                        10.48     N.A.

Letter Agreement dated July 26, 1995 between
       the Company and The First National Bank of
       Boston (12)                                            10.49     N.A.

Contract of Insurance Against Incontrovertibility,
       Expropriation and Political Violence dated
       September 29, 1995 between the Overseas
       Private Investment Corporation and the
       Company(13)                                            10.50     N.A.

Commitment Letter dated September 29, 1995
       between the Overseas Private Investment
       Corporation, the Company and Teberebie
       Goldfields Limited(13)                                 10.51     N.A.

Letter Agreement dated October 20, 1995 between
       the Company and The First National Bank of
       Boston (13)                                            10.52     N.A.

Credit Facilities Commitment Letter Agreement
       dated as of February 29, 1996 between
       the Company and The First National Bank
       of Boston                                              10.53

1995 Restricted Stock Plan(9)                                 10.54

Credit Agreement between Teberebie Goldfields
       Limited and Skandinaviska Enskilda
       Banken AB dated as of March 11, 1996                   10.55

Computation of Earnings Per Share                             11

1995 Annual Report to Stockholders (which is not deemed
       "filed" except with respect to the portions
       specifically incorporated herein by reference)         13

Subsidiaries                                                  21

Consent of Arthur Andersen LLP                                23

Financial Data Schedule                                       27

- ---------------

         (1) Except Pioneer America Income Trust (f/k/a Pioneer U.S. Government Trust), the two series of Pioneer Money Market Trust, and Pioneer International Growth Fund.

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

         (10) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for year ended December 31, 1994.

         (11) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for quarter ended March 31, 1995.

         (12) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for quarter ended June 30, 1995.

         (13) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for quarter ended September 30, 1995.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of The Pioneer Group, Inc.:

        We have audited, in accordance with generally accepted auditing standards, the financial statements included in The Pioneer Group, Inc.'s annual report to stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated March 11, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 30 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                                            ARTHUR ANDERSEN LLP


Boston, Massachusetts,
March 11, 1996

                                  SCHEDULE 1
                           THE PIONEER GROUP, INC.

                       Condensed Financial Information
                  Year ended December 31, 1995, 1994 and 1993

                            (DOLLARS IN THOUSANDS)

                                                                               Cash Dividends Paid
                                                                             Year Ended December 31,

                                                                          1995        1994        1993
                                                                          ----        ----        ----
Cash Dividend paid by Pioneer First Polish Trust Fund JSC, S.A.
  to Pioneer International Corporation                                  $8,279      $1,945      $    0

Cash Dividend paid by Pioneer Investments Corporation to
  The Pioneer Group, Inc.                                               $  214      $    0      $2,110

Cash Dividend paid by Pioneer Goldfields Limited to
  The Pioneer Group, Inc.                                               $2,869      $    0      $    0

Cash Dividend paid by Pioneer Ventures L.P. to
  Pioneer Capital Corporation                                           $1,103      $    0      $    0

Cash Dividend paid by Teberebie Goldfields Limited to
  Pioneer Goldfields Limited                                            $3,150      $    0      $    0