Form 10-Q
period 1996-03-31
PIONEER GROUP INC
filed 1996-05-15
CIK 733060

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the three months ended March 31, 1996             Commission File No. 0-8841




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

                   X         Yes                                No
               ---------                            ---------

As of March 31, 1996, there were 24,947,173 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
THE PIONEER GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Per Share Amounts)

                                                                                                           3/31/96    12/31/95
                                                                                                         (Unaudited)
                                                                                                          ---------   --------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates value ...........................................   $ 19,974    $ 27,809
Investment in marketable securities, at value .........................................................      8,681       7,630
Receivables:
     From securities brokers and dealers
       for sales of mutual fund shares ................................................................     12,630      12,385
     For gold shipments ...............................................................................      3,211       5,410
     Other ............................................................................................     20,387      14,085
Mining inventory ......................................................................................     17,812      15,605
Other current assets ..................................................................................      9,043       8,295
                                                                                                          --------    --------

        Total current assets ..........................................................................     91,738      91,219
                                                                                                          --------    --------

NONCURRENT ASSETS:
Mining operations:
     Mining equipment and facilities (net of accumulated
            depreciation of $45,747 in 1996 and $42,631 in 1995) ......................................     63,402      46,980
     Deferred mining development costs (net of accumulated
            amortization of $11,919 in 1996 and $11,420 in 1995) ......................................      9,287       9,622
Cost of acquisition in excess of net assets (net of accumulated amortization
      of $7,179 in 1996 and $6,501 in 1995) ...........................................................     24,106      24,784
Long-term venture capital investments, at value
     (cost $44,589 in 1996 and $38,802 in 1995) .......................................................     48,854      44,520
Long-term investments .................................................................................     14,943      16,934
Timber project in development:
    Timber equipment and facilities ...................................................................      8,331       8,130
     Deferred timber development costs ................................................................     22,987      21,140
Building in progress ..................................................................................     16,154      12,239
Furniture, equipment, and leasehold improvements (net of accumulated
     depreciation and amortization of $11,346 in 1996 and $10,558 in 1995) ............................     13,506      13,766
Dealer advances (net of accumulated amortization of $3,679 in 1996 and $2,563 in 1995).................     22,534      17,095
Other noncurrent assets ...............................................................................     15,580      12,640
                                                                                                          --------    --------

        Total noncurrent assets .......................................................................    259,684     227,850
                                                                                                          --------    --------

                                                                                                          $351,422    $319,069
                                                                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to funds for shares sold ......................................................................   $ 12,906    $ 12,369
Accrued expenses and accounts payable .................................................................     32,828      27,242
Accrued employees' compensation .......................................................................      3,222       1,705
Accrued income taxes ..................................................................................       --         1,169
Current portion of notes payable ......................................................................     68,053      56,053
                                                                                                          --------    --------

        Total current liabilities .....................................................................    117,009      98,538
                                                                                                          --------    --------

Noncurrent liabilities:
Notes payable, net of current portion .................................................................     10,236      11,048
Deferred income taxes, net ............................................................................     20,350      14,503
                                                                                                          --------    --------

        Total noncurrent liabilities ..................................................................     30,586      25,551
                                                                                                          --------    --------

        Total liabilities .............................................................................    147,595     124,089
                                                                                                          --------    --------

Minority interest .....................................................................................     49,791      44,637
                                                                                                          --------    --------

Commitments and Contingencies
Stockholders' Equity
     Common stock, $.10 par value; authorized 60,000,000 shares;
       issued 24,957,493 shares in 1996 and 24,833,508 shares in 1995 .................................      2,496       2,483
     Paid-in capital ..................................................................................     10,501       7,660
     Retained earnings ................................................................................    146,221     143,603
     Treasury stock at cost, 10,320 shares in 1996 and 0 shares in 1995 ...............................       (268)       --
                                                                                                          --------    --------

                                                                                                           158,950     153,746
     Less - Deferred cost of restricted common stock issued ...........................................     (4,914)     (3,403)
                                                                                                          --------    --------

        Total stockholders' equity ....................................................................    154,036     150,343
                                                                                                          --------    --------

                                                                                                          $351,422    $319,069
                                                                                                          ========    ========


The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements

THE PIONEER GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                                              Three Months Ended
                                                                  March 31,
                                                            1996             1995
                                                            ----             ----


Revenues and sales:
      Investment management fees .....................   $    18,848    $    15,072
      Underwriting commissions and distribution fees .         3,856          1,782
      Shareholder services fees ......................         6,089          5,544
      Trustee fees and other income ..................         6,066          2,022
                                                         -----------    -----------

         Revenues from financial services businesses .        34,859         24,420
      Gold sales .....................................        21,237         21,259
                                                         -----------    -----------

        Total revenues and sales .....................        56,096         45,679
                                                         -----------    -----------

Costs and expenses:
      Management, distribution, shareholder service
        and administrative expenses ..................        29,190         20,991
      Gold mining operating costs and expenses .......        16,645         14,413
                                                         -----------    -----------

        Total costs and expenses .....................        45,835         35,404
                                                         -----------    -----------

Other (income) expense:
      Unrealized and realized gains on venture capital
       and marketable securities investments, net ....          (217)          (511)
      Interest expense ...............................           420            432
      Other, net .....................................           421            172
                                                         -----------    -----------

        Total other (income) expense .................           624             93
                                                         -----------    -----------

Income before provision for federal, state and foreign
   income taxes and minority interest ................         9,637         10,182
                                                         -----------    -----------


Provision for federal, state and foreign income taxes          3,912          3,902
                                                         -----------    -----------

Income before minority interest ......................         5,725          6,280
                                                         -----------    -----------

Minority interest ....................................           611            483
                                                         -----------    -----------

Net income ...........................................   $     5,114    $     5,797
                                                         ===========    ===========

Earnings per share ...................................   $      0.20    $      0.23
                                                         ===========    ===========

Dividends per share ..................................   $      0.10    $      0.10
                                                         ===========    ===========

Weighted average common and
common equivalent shares outstanding .................    25,439,000     25,209,000
                                                         ===========    ===========


The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

THE PIONEER GROUP, INC  AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)                                                                             THREE MONTHS ENDED
(UNAUDITED)                                                                                             MARCH 31,
                                                                                                 1996               1995
                                                                                                 ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income .......................................................................      $  5,114            $  5,797
                                                                                             --------            --------
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization ................................................         6,505               5,369
         Unrealized and realized gains on venture capital and marketable securities,net          (217)               (511)
         (Equity in earnings of) provision on other investments .......................            20                (598)
         Restricted stock plan expense ................................................           389                 291
         Deferred income taxes ........................................................         5,847               1,585
         Minority interest ............................................................           611                 483
     Changes in operating assets and liabilities:
         Receivable from securities brokers and dealers for sales of mutual fund shares          (245)             (1,113)
         Receivables for gold shipments ...............................................         2,199                 799
         Other receivables ............................................................        (6,302)             (2,707)
         Mining inventory .............................................................        (2,207)             (3,204)
         Other current assets .........................................................          (748)                727
         Other assets .................................................................          (244)               (565)
         Payable to funds for shares sold .............................................           537               1,423
         Accrued expenses and accounts payable ........................................         5,586                 (57)
         Accrued employees' compensation ..............................................         1,517                 938
         Accrued income taxes .........................................................          (744)               (569)
                                                                                             --------            --------
             TOTAL ADJUSTMENTS ........................................................        12,504               2,291
                                                                                             --------            --------
             NET CASH PROVIDED BY OPERATING ACTIVITIES ................................        17,618               8,088
                                                                                             --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mining equipment and facilities ......................................       (19,538)             (3,883)
     Deferred mining development costs, net ...........................................          (164)                 (2)
     Additions to furniture, equipment and leasehold improvements .....................          (810)             (1,840)
     Building in progress .............................................................        (3,915)                ---
     Investments in marketable securities .............................................        (3,353)             (4,828)
     Proceeds from sale of marketable securities ......................................         2,297               2,683
     Long-term venture capital investments ............................................        (6,105)               (374)
     Proceeds from sale of venture capital investments ................................         1,900                 940
     Deferred timber development costs ................................................        (1,873)             (2,212)
     Timber equipment and facilities ..................................................          (201)             (3,040)
     Other investments ................................................................        (2,716)             (2,202)
     Cost of acquisition in excess of net assets, acquired ............................           ---                 (96)
     Long-term investments ............................................................        (1,880)                ---
     Proceeds from sale of long-term investments ......................................         3,964                 ---
                                                                                             --------            --------
             NET CASH USED IN INVESTING ACTIVITIES ....................................       (32,394)            (14,854)
                                                                                             --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid ...................................................................        (2,496)             (2,480)
     Distributions to minority interestholder of gold mining subsidiary ...............           ---                (350)
     Distributions to limited partners of venture capital subsidiary ..................           ---                  (8)
     Exercise of stock options ........................................................           254                 ---
     Restricted stock plan award ......................................................             7                  12
     Dealer advances ..................................................................        (6,555)             (2,594)
     Amounts raised by venture capital investment partnership .........................         4,543                 ---
     Borrowings .......................................................................        12,000               2,000
     Repayments of notes payable ......................................................          (812)               (812)
                                                                                             --------            --------
             NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......................         6,941              (4,232)
                                                                                             --------            --------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................................        (7,835)            (10,998)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................................        27,809              23,118
                                                                                             --------            --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................................      $ 19,974            $ 12,120
                                                                                             ========            ========

THE COMPANY'S ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THESE FINANCIAL STATEMENTS.

THE PIONEER GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 1996

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION

The Pioneer Group, Inc., and its subsidiaries (collectively, the "Company"), are engaged in financial services businesses in the United States and several foreign countries and in a number of natural resource development projects, including a gold mining venture in the Republic of Ghana and three timber ventures in the Russian Far East.

In the United States, the Company conducts four lines of financial services businesses: (i) Pioneering Management Corporation ("PMC") serves as investment manager to the 30 U.S. registered investment companies in the Pioneer Family of Mutual Funds and several institutional accounts, (ii) Pioneer Funds Distributor, Inc. ("PFD") serves as distributor of shares of the Pioneer Family of Mutual Funds, (iii) Pioneer Capital Corporation ("PCC"), and its subsidiaries, engage in venture capital investing and management activities, and (iv) Pioneering Services Corporation serves as shareholder servicing agent for the Pioneer Family of Mutual Funds.

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

The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. The Company also participates in several natural resource development ventures in Russia, including a project pursuing the development of timber production in the Russian Far East, in which the Company has a 71% direct interest and a 3% indirect interest.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of The Pioneer Group, Inc. and its subsidiaries (the "Company") conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1995. The footnotes to the financial statements reported in the 1995 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

Certain reclassifications have been made to the accompanying 1995 consolidated financial statements to conform with the 1996 presentation.

Income taxes paid were $442,000 and $2,596,000 for the three months ended March 31, 1996, and March 31, 1995, respectively. In addition, interest paid was $1,123,000 for the three months ended March 31, 1996, and $385,000 for the three months ended March 31, 1995. Included in these interest paid amounts were $709,000 for the three months ended March 31, 1996, that was capitalized related to the development of the Company's building in progress and Russian timber operations.

NOTE 3 - MINING INVENTORY

Mining inventories consist of the following:

                                                   March 31,     December 31,
                                                     1996          1995
                                                     ----          ----

                                                   (Dollars in Thousands)

Gold-in-process                                    $ 1,425        $ 1,485
Materials and supplies                              16,387         14,120
                                                   -------        -------
                                                   $17,812        $15,605
                                                   =======        =======

NOTE 4 - MINING EQUIPMENT

                                                      March 31,    December 31,
                                                        1996           1995
                                                        ----           ----

                                                       (Dollars in Thousands)

Mobile mine equipment                                 $ 42,446       $ 31,482
Crusher                                                 18,597         18,460
Processing plant and laboratory                          4,918          4,911
Leach pads and ponds                                    16,495         15,726
Building and civil works                                10,689         10,595
Office furniture and equipment                           1,816          1,731
Motor vehicles                                           2,073          1,756
Construction in progress                                10,295          3,161
Other assets                                             1,820          1,789
                                                      --------       --------
                                                       109,149         89,611
     Less: accumulated depreciation                    (45,747)       (42,631)
                                                      --------       --------

Total mining equipment                                $ 63,402       $ 46,980
                                                      ========       ========


NOTE 5 - INCOME TAXES

The Company adopted the accounting and disclosure rules specified by Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes" as of January 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets consist principally of deferred interest on debt paid to the Company by TGL and on loans to Forest Starma (the Company's Russian timber venture), non-qualified pension expense, deferred rent expense, foreign tax credits and restricted stock plans' temporary differences. Deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

NOTE 6 -- STOCK PLANS

The Company records stock compensation in accordance with APB 25. The Company has a Restricted Stock Plan (the "1995 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 600,000 shares of the Company's stock may be awarded to participants under the 1995 Plan at a price to be determined by the Board of Directors, generally $.10 per share. The 1995 Plan expires in January 2000. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

The following tables summarize restricted stock plan activity for the Plans during the first three months of 1996.
                                        Unvested Shares
                                        ---------------

                            1995 Plan       1990 Plan         Total
                            ---------       ---------         -----

Balance at 12/31/95              600         401,969         402,569


Awarded                       70,465            --            70,465


Vested                          --          (131,588)       (131,588)

Forfeited                       (250)           (550)           (800)
                              ------        --------        --------

Balance at 3/31/96            70,815         269,831         340,646
                              ======        ========        ========

                                         Vested Shares
                                         -------------

                            1995 Plan       1990 Plan         Total
                            ---------       ---------         -----

Balance at 12/31/95            3,337         353,450         356,787


Vested                          --           131,588         131,588
                              ------        --------        --------


Balance at 3/31/96             3,337         485,038         488,375
                              ======        ========        ========

The Company awarded 3,937 shares in 1995 under the 1995 Plan. In addition, the Company awarded 123,400 shares in 1995 and 101,460 shares in 1994 under the 1990 Plan.

The participant's right to resell the awarded stock, under the Plans, is generally restricted as to 100% of the shares awarded during the first two years following the award, 60% during the third year and 20% less each year thereafter. The Company may repurchase unvested restricted shares at $.10 per share upon termination of employment.

Awards under the Plans are compensatory, and, accordingly, the difference between the award price and the market value of the shares under the Plans at the award date, less the applicable tax benefit, is being amortized on a straight-line basis over a five-year period.

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

The following table summarizes all stock option activity since December 31, 1993

                                        Number of              Exercise
                                          shares           price per share
                                     ----------------     ------------------

Outstanding at December 31, 1993      1,635,000            $ 4.188  - $12.000
Granted                                 191,500             15.875  -  21.250
Exercised                               (32,000)                        4.188
                                      ---------            ------------------

Outstanding at December 31, 1994      1,794,500            $ 4.188  - $21.250
Granted                                 207,500             26.500  -  27.500
Exercised                               (25,000)             6.000  -   6.125
                                      ---------            ------------------

Outstanding at December 31, 1995      1,977,000            $ 4.188  - $27.500
Exercised                               (44,000)             4.188  -   7.063
                                      ---------            ------------------
Outstanding at March 31, 1996         1,933,000            $ 4.188  - $27.500
                                      =========            ==================

At March 31, 1996, options to purchase 1,316,900 shares of common stock had vested and were unexercised under the Option Plan.

On May 4, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1995, the Company issued 18,228 shares under the 1995 Purchase Plan.

NOTE 7 - NET CAPITAL

As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $2,485,197 at March 31, 1996, which exceeded required net capital of $1,062,022 by $1,423,175. The ratio of aggregate indebtedness to net capital at March 31, 1996, was 6.41 to 1.

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

NOTE 8 - BENEFIT PLANS

The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under section 401 of the Internal Revenue Code of 1986. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under the Benefit Plans were $577,000 for the three months ended March 31, 1996, and $512,000 for the three months ended March 31, 1995.

Both of the Company's qualified Benefit Plans described above cover all full-time employees who have met certain age and length of service requirements. Regarding the retirement benefit plan, the Company contributes an amount which would purchase a certain targeted monthly pension benefit at the participant's normal retirement date. In connection with the savings and investment plan, participants can voluntarily contribute up to 10% of their compensation to the plan, and the Company will match this contribution up to 2%.

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer mutual funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $17,624,000 for the three months ended March 31, 1996, and $14,400,000 for the three months ended March 31, 1995. Underwriting commissions and distribution fees earned from the sales of mutual funds shares were approximately $3,856,000 for the three months ended March 31, 1996, and $1,782,000 for the three months ended March 31, 1995, respectively. Shareholder services fees earned from the mutual funds were approximately $6,089,000 for the three months ended March 31, 1996, and $5,544,000 for the three months ended March 31, 1995.

Within the Pioneer mutual funds, revenues from Pioneer II were approximately $8,801,000 for the three months ended March 31, 1996, and $7,920,000 for the three months ended March 31, 1995. Revenues from Pioneer Fund were $4,608,000 for the three months ended March 31, 1996, and $3,874,000 for the three months ended March 31, 1995.

Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $314,000 for the three months ended March 31, 1996, and $585,000 for the three months ended March 31, 1995.

At March 31, 1995, the Company had a receivable from an officer for $109,000. This receivable was fully paid in the second quarter of 1995.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

U.S. rental expense was $787,000 for the three months ended March 31, 1996, and $820,000 for the three months ended March 31, 1995. Future minimum payments under the leases amount to approximately $2,354,000 for the last nine months of 1996, $3,212,000 in 1997, $3,303,000 in 1998, $3,425,000 in 1999, $3,280,000 in
2000, $3,357,000 in 2001 and $2,180,000 thereafter. These future minimum payments include estimated annual operating expenses of approximately $1,062,000 in the last nine months of 1996, and $1,416,000 thereafter.

The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

In September 1995, the Overseas Private Investment Corporation ("OPIC") executed a commitment letter with TGL and the Company pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to finance up to $54 million in connection with the Phase III expansion. Such commitment expires on July 1, 1996. As of May 3, 1996, TGL and the Company have not executed definitive loan agreements with respect to such OPIC guaranteed financing and there can be no assurance that such OPIC guaranteed financing will become available, or that it will be available on terms acceptable to TGL and the Company. In order to facilitate financing, TGL has obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar has agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. Such revolving facility would be subject to renewal in January 1997. In May 1996, Caterpillar issued a disbursement, at TGL's request, for $8.4 million of such facility. There can be no assurance that TGL will be able to obtain similar or satisfactory terms for subsequent tranches of the Caterpillar credit facility. On March 6, 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda has agreed to provide a direct loan of Swedish Krona 94.5 million (approximately $13.6 million) to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. This loan, which has not yet been drawn down, is guaranteed by the Swedish Export Credits Board. As

TGL obtains these alternative sources of financing, TGL intends to proportionately reduce the amount of its OPIC guaranteed financing.

The Company is committed to additional capital contributions of $2.1 million to Pioneer Poland U.S. L.P. and $1.5 million to Pioneer Poland U.K. L.P. These contributions are payable in three annual installments commencing in 1996. At March 31, 1996, the Company was committed to additional capital contributions of $2.2 million to Pioneer Ventures Limited Partnership II, a U.S. venture capital fund.

NOTE 11- NOTES PAYABLE

Notes payable of the Company consists of the following:
                                                                                  March 31,   December 31,
                                                                                    1996         1995
                                                                                  ---------   ------------
                                                                                  (Dollars in Thousands)

Lines of Credit .............................................................     $ 64,000     $ 52,000

Preferred shares financing related to the Russian investment operations, principal payable in three annual installments of $2,000,000 through 1998,
interest payable at 5%.......................................................        6,000        6,000

Small Business Administration ("SBA") financing, notes payable to a bank, interest payable semi-annually at rates ranging from 6.12% to 9.8%,
principal due in 1998 through 2003...........................................        4,950        4,950

Note payable to a bank guaranteed by the Swedish Exports Credits Guarantee
Board, principal payable in semi-annual installments of $812,000 through March
31, 1997, interest payable at 5.77%, secured by equipment....................        1,624        2,436

Notes payable to a bank, guaranteed by the Company, principal payable in semi-annual installments, of $214,000 through November 30, 1999,
no interest payable, secured by equipment....................................        1,715        1,715
                                                                                  --------     --------
                                                                                    78,289       67,101
Less:  Current portion.......................................................      (68,053)     (56,053)
                                                                                  --------     --------
                                                                                  $ 10,236     $ 11,048
                                                                                  ========     ========

On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50%, (b) LIBOR plus 1.10%, or
(c) at a money market rate set by the bank. The line, which expires on May 31, 1996, provides that the Company must pay additional interest to the bank at the rate of 0.25% per annum of the unused portion of the line. On May 22, 1995, the Company entered into a second agreement with the commercial bank providing for an additional $10 million unsecured line of credit with substantially the same terms as the first agreement, including applicable interest rates and expiration date. This second line was subsequently increased to $15 million on October 20, 1995, to $30 million on December 20, 1995, to $40 million on February 27, 1996, and to $50 million on April 15, 1996. At May 3,1996, the Company had $71.0 million outstanding under the lines. The weighted average interest rate on the lines of credit outstanding was 7.1% in 1995 and 6.5% for the three months ended March 31, 1996.

The Company entered into a commitment letter agreement on February 29, 1996 with the commercial bank for a new senior credit facility in the amount of $115 million. Such commitment is subject to the fulfillment of certain conditions and expires on May 31, 1996. Under the proposed new facility, the Company can borrow up to $35 million under a revolving credit agreement ("RCA") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. See Note 14 below for further discussion on dealer advances. The RCA is subject to annual renewal by the Company and the commercial bank. In the event the RCA is not renewed, at maturity, it will automatically convert to a five-year term loan. Advances under the RCA bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. In addition, the Company can borrow up to $80 million for general corporate purposes and to refinance existing debt. This loan is payable in full if five years from the first drawdown. Advances under this loan bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, of either 0.75%, 1.25% or 1.50% as defined under the commitment letter. The senior credit facility provides that the Company must pay additional interest to the bank at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees are approximately $0.7 million.

Maturities of notes payable at March 31, 1996 for each of the next five years and thereafter are as follows (dollars in thousands):

                                                     1996       $68,053
                                                     1997         2,429
                                                     1998         3,629
                                                     1999           428
                                                     2000         1,500
                                               Thereafter         2,250
                                                                -------
                                                                $78,289
                                                                =======

NOTE 12 - MAJOR CUSTOMERS AND EXPORT SALES

During the three months ended March 31, 1996, gold sales aggregated $21.2 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $8.7 million and $12.5 million of total gold sales, respectively, representing 100% of such total gold sales.

During the three months ended March 31, 1995, gold sales aggregated $21.3 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $12.8 million and $8.5 million of total gold sales, respectively, representing 100% of such total gold sales.

NOTE 13 - ACQUISITIONS

Cost in excess of net assets acquired, net, as reflected in the accompanying consolidated balance sheets, consists of the following:


                                    March 31, 1996         December 31, 1995
                                    --------------         -----------------

                                            (Dollars in Thousands)

Mutual of Omaha Fund                   $20,238                 $20,768
   Management Company
Russian investment operations            1,996                   2,050
Gold mining operations                   1,872                   1,966
                                       -------                 -------

                                       $24,106                 $24,784
                                       -------                 -------

NOTE 14 - DEALER ADVANCES

Certain of the Pioneer Family of Mutual Funds maintain a multi-class share structure, whereby the participating funds offer both the traditional front-end load shares and back-end load shares (B-shares). B-shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4%. The participating Funds pay the Company distribution fees of 0.75% and service fees of 0.25%, per annum of their respective net assets, subject to annual renewal by the participating Fund's Board of Trustees. In addition, the Company is paid a contingent deferred sales charge (CDSC) on B-shares redeemed within the minimum holding period. The CDSC is paid based on declining rates ranging from 2% to 4%. The Company capitalizes and amortizes dealer advances for book purposes over periods which range from three to six years depending on the participating Fund. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution and service fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly. For the three months ended March 31, 1996, and March 31, 1995, the Company paid dealer advances in the amount of $6.6 million and $2.6 million, respectively. The Company introduced C-shares for certain of the Pioneer Family of Mutual Funds in 1996.

NOTE 15 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

Total revenues and income (loss) by business segment, excluding intersegment transactions, were as follows:

                                                                 NOTE 15 - FINANCIAL INFORMATION
                                                                      BY BUSINESS SEGMENT
                                                                     (DOLLARS IN THOUSANDS)
                                                                          (UNAUDITED)

                                                            MUTUAL FUND
                                 INVESTMENT                 UNDERWRITING              VENTURE CAPITAL               SHAREHOLDER
                                 MANAGEMENT                  AND OTHER                  INVESTMENTS                  SERVICES
                                 ----------                 ------------              ---------------               -----------

THREE MONTHS
- ------------
ENDED                      3/31/96       3/31/95       3/31/96       3/31/95       3/31/96       3/31/95       3/31/96      3/31/95
- -----                      -------       -------       -------       -------       -------       -------       -------      -------

REVENUES &
OTHER INCOME               $20,953       $14,943       $ 6,920       $ 3,611       $   812       $   308        $6,174       $5,558
                           =======       =======       =======       =======       =======       =======        ======       ======


INCOME (LOSS)
BEFORE INCOME
TAXES & MINORITY
INTEREST                   $12,235       $10,063       $(6,083)(1)   $(6,823)(1)   $  (995)(2)   $  (135)(2)    $  504       $  670
                           =======       =======       =======       =======       =======       =======        ======       ======


DEPRECIATION &
AMORTIZATION               $   489       $   257       $ 2,088       $ 1,151       $    31       $    26        $  552       $  376
                           =======       =======       =======       =======       =======       =======        ======       ======


CAPITAL
EXPENDITURES               $ 4,108       $   108       $    31       $   839       $    28       $     7        $  558       $  886
                           =======       =======       =======       =======       =======       =======        ======       ======


IDENTIFIABLE
ASSETS AT
QUARTER END                $73,224       $34,137       $73,998       $32,643       $61,849       $25,824        $8,670       $8,229
                           =======       =======       =======       =======       =======       =======        ======       ======


                                GOLD MINING                    OTHER                     CONSOLIDATED
                                -----------                    -----                     ------------

THREE MONTHS
ENDED                      3/31/96       3/31/95       3/31/96       3/31/95        3/31/96        3/31/95
                           -------       -------       -------       -------        -------        -------

REVENUES &
OTHER INCOME               $21,237       $21,259       $     0       $     0       $ 56,096       $ 45,679
                           =======       =======       =======       =======       ========       ========


INCOME (LOSS)
BEFORE INCOME
TAXES & MINORITY
INTEREST                   $ 4,397 (3)   $ 6,579 (3)   $  (421)(4)   $  (172)(4)   $  9,637       $ 10,182
                           =======       =======       =======       =======       ========       ========


DEPRECIATION &
AMORTIZATION               $ 3,708       $ 3,850       $    26       $     0       $  6,894       $  5,660
                           =======       =======       =======       =======       ========       ========


CAPITAL
EXPENDITURES               $19,538       $ 3,883       $   201       $ 3,040       $ 24,464       $  8,763
                           =======       =======       =======       =======       ========       ========


IDENTIFIABLE
ASSETS AT
QUARTER END                $96,116       $78,122       $37,565       $30,136       $351,422       $209,091
                           =======       =======       =======       =======       ========       ========


(1) Net of interest expense related to third parties of approximately $282 for the three months ended March 31, 1996 and $231 for the three months ended March 31, 1995.

(2) Net of interest expense related to third parties of approximately $100 for the three months ended March 31, 1996 and $99 for the three months ended March 31, 1995.

(3) Net of interest expense related to third parties of approximately $39 for the three months ended March 31, 1996 and $102 for the three months ended March 31, 1995.

(4) Net of expense related to the Company of $167 for the three months ended March 31, 1996 and $75 for the three months ended March 31, 1995. These expenses were related to the Company's Russia natural resources ventures.

PART I           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              SUMMARY OF OPERATIONS

The Pioneer Group, Inc. (the "Company") reported first quarter 1996 earnings of 20 cents per share, 3 cents per share lower than earnings in the first quarter of 1995. First quarter results included earnings of 13 cents per share from the Company's worldwide investment management businesses, up 3 cents per share from the first quarter of 1995. These results included increased earnings from each of the domestic mutual fund and Russian investment operations, partially offset by decreased earnings from the Polish mutual fund operations and costs associated with the Czech Republic mutual fund operations. The Company's gold mining operations, consisting of its wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), and its 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"), contributed earnings of 10 cents per share in the first quarter of 1996, 5 cents per share lower than earnings in the first quarter of 1995. The Company's worldwide venture capital operations lost 2 cents per share in both the first quarter of 1996 and 1995 as operating costs exceeded increases in portfolio valuations. The Company's Russian powdered metals operation lost 1 cent per share in the first quarter of 1996.

                          FINANCIAL SERVICES BUSINESSES

Revenues. The Company's worldwide financial services businesses have three principal sources of revenues: fees derived from managing the 30 U. S. registered investment companies in the Pioneer Family of Mutual Funds and institutional accounts, fees from underwriting and distribution of mutual fund shares, and fees derived from acting as shareholder servicing agent. The Company earns similar revenues from its international investment operations in Poland, Russia, Ireland, the Czech Republic, and from its joint ventures in India and Taiwan.

Revenues from the worldwide financial services businesses of $34.9 million in the first quarter of 1996 were $10.4 million higher than revenues in the comparable 1995 quarter as a result of increases in all revenue categories as discussed below.

Management fees of $18.8 million in the first quarter of 1996 were $3.8 million, or 25%, higher than management fees in the first quarter of 1995. The $4.3 million increase in management fees earned from the U.S. registered mutual funds more than offset the $0.8 million decrease in management fees earned from the Company's Polish mutual funds. Assets under management of $14.6 billion at March 31, 1996, increased by $0.8 billion over the 1995 year-end level and by $3.1 billion over the March 31, 1995 level. The increase in assets under management since year end of $0.8 billion was principally attributable to strong U.S. registered mutual fund sales and a higher stock market. The increase since the first quarter of 1995 of $3.1 billion was largely attributable to a higher stock market.

Underwriting commissions and distribution fees of $3.9 million in the first quarter of 1996 were $2.1 million higher or more than double underwriting commissions and distribution fees in the first quarter of 1995. Underwriting commissions earned from sales of U.S. registered mutual funds increased by $0.5 million as a result of the significant increase in the sales of such funds. The Company's U.S. registered mutual fund sales (including reinvested dividends) of $670 million in the first quarter of 1996 were $297 million, or 79%, higher than sales during the prior year's comparable period, while redemptions of $362 million increased by $113 million, or 46%. The Company had net sales of $308 million in the first quarter of 1996 compared to $125 million in the first quarter of 1995. Sales of Polish mutual funds increased from $4 million in the first quarter of 1995 to $32 million in the first quarter of 1996. Underwriting commissions on sales of the Polish mutual funds increased by $0.7 million as a result of the increased sales, of which the Company earned the full broker-dealer commission on 25% of the Polish mutual fund sales which were consummated at its recently created point of sales centers. Distribution fees increased by $0.9 million as a result of increased average assets under management of the Company's back-end load funds.

Shareholder services fees of $6.1 million in the first quarter of 1996 increased by $0.5 million, or 10%, over the first quarter of 1995, as a result of an increase in the number of shareholder accounts and a fee increase effective January 1, 1996.

Trustee fees and all other income of $6.1 million in the first quarter of 1996 increased by $4.0 million over the first quarter of 1995, principally from interest and dividend income from the Company's new Russian investment management operations acquired in the second quarter of 1995.

Costs and Expenses. Costs and expenses of the worldwide financial services businesses increased by $8.2 million, or 39%, over 1995's first quarter to $29.2 million in the first quarter of 1996. Approximately one-half of the increase in expenses resulted from the following accounting conventions or unusual circumstances: (i) approximately $2 million represents expenses related to the Company's Russian investment operations which were acquired in April 1995 and which are accounted for on the consolidated method, (ii) approximately
$0.6 million of the increase related to increased valuations of the Company's joint ventures in India and Taiwan which were recorded in the first quarter of 1995 and which were accounted for as a reduction in expense rather then as a revenue item, and (iii) approximately $0.8 million related to expenses associated with the amortization of dealer advances resulting from substantial increases in sales of back-end load mutual fund shares. The amortization expenses were more than offset by the increase in distribution fees ($0.9 million) resulting from the increased asset levels. The other half of the increased expenses resulted from higher payroll costs, higher costs related to additional office space and higher costs related to mutual fund distribution (including printing and mailing of sales literature, paying commissions earned by the sales force and mutual fund advertising and public relations).

Other Income and Expense. The Company reported net venture capital investment portfolio gains (excluding operating expenses) of $0.1 million in the first quarters of each of 1996 and 1995 from investments in the Company's U.S. venture capital portfolio. The Company's investments in its own mutual funds, principally during their startup phase, had no earnings in the first quarter of 1996. In the first quarter of 1995, these investments had net gains of $0.4 million, primarily attributable to investments in the Pioneer Tax-Free State Series Trust, which experienced strong performance during this period.
The Company had net gains of $0.1 million in the first quarter of 1996 from investments held by the First Voucher Fund (the "Voucher Fund"), the Russian investment fund in which the Company owns a 51% interest.

Taxes. The Company's effective tax rate for the worldwide financial services businesses was 46% for the first quarter of 1996, slightly lower than the 47% effective rate for the first quarter of 1995.

                         LIQUIDITY AND CAPITAL RESOURCES

IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At March 31, 1996, the Company served as trustee for $4.6 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.4%. The Company's stockholders' equity of $154.0 million at March 31, 1996, would permit it to serve as trustee for up $7.7 billion of qualified plan assets.

The Company completed the acquisition of Mutual of Omaha Fund Management Company ("FMC") on December 1, 1993. If certain asset targets are reached, the Company would be obligated to pay up to $3 million of additional consideration to FMC's former owner in 1996. The Company does not believe, however, that the asset target levels will be reached. As a result, the Company does not believe that it will be obligated to make any further payments to FMC's former owner.

For certain of the Pioneer Family of Mutual Funds, the Company has introduced a multi-class share structure. Under the multi-class share structure, which was first introduced in April 1994, the participating, or "multi-class", funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares. The Company, however, pays "up-front" commissions to broker-dealers related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The multi-class funds pay the Company distribution fees of 0.75%, and service fees of 0.25% (which are generally reallowed to broker-dealers), per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $198 million in the first quarter of 1996 and $73 million in the first quarter of 1995 and dealer advances totaled $6.6 million in the first quarter of 1996 and $2.6 million in the first quarter of 1995. Dealer advances, net of amortization, were $22.5 million at March 31, 1996. In 1996, the Company intends to finance this program, in part, through the financing facility described in the section entitled "General."

In April 1995, the Company acquired approximately 51% of the shares of the Voucher Fund, the largest voucher investment fund established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company owns 80% of the outstanding securities. In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through its subsidiary,

Pioneer First Russia, Inc., acquired a Russian company that holds the right to manage the Voucher Fund's investments. Pioneer Omega paid $2.0 million in cash and issued preferred shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. The Company will pay a total of $6.6 million for the Omega shares over a three-year period as the put and/or call options are exercised. In April 1996, the Company exercised its option and purchased the first tranche of Omega shares for $2.1 million.

                               RECENT DEVELOPMENTS

In meetings held in April 1996, the shareholders of the Company's two largest U.S. registered mutual funds approved management fee increases. A third fund implemented a similar, though not identical, fee increase in January 1996. The Company expects that a significant amount of the increased fee revenues in 1996, estimated at $7.5 million, will be expended to meet increases in costs for its investment advisory personnel and purchases of computer systems to be employed in its investment management business. In addition, the Company will continue to invest in the growth of this increasingly competitive business, including product development and distribution initiatives and enhancements. The impact of these fee increases on the Company's earnings is not possible to predict at this time.

                     NATURAL RESOURCE DEVELOPMENT BUSINESSES

                              GOLD MINING BUSINESS

In the first quarter of 1996, the gold mining business contributed $2.5 million, or 10 cents per share, to the Company's earnings; 5 cents per share below last year's first quarter.

Revenues of $21.2 million were essentially unchanged compared with the first quarter of 1995 as a 5% decrease in gold sales, to 53,300 ounces, was offset by a 5% increase in the gold price, to $398 per ounce. The decrease in production was attributable, in part, to lower than expected equipment availability during the fourth quarter of 1995 and first quarter of 1996 and the mining of a higher proportion of ore from the lower-grade southern part of the Teberebie pit during the fourth quarter of 1995. Equipment availability is expected to improve during the second and third quarter of 1996 with the phase-in of larger capacity replacement mining equipment. Total gold production for 1996 is targeted at 245,000 ounces. See "Recent Developments" below.


The following table compares TGL's production results, cash costs and total costs per ounce for the three months ended March 31, 1996 with the same period in 1995:


                                        Three Months ended
                                            March 31,
                                                                (Increase)/
                                         1996         1995       Decrease
                                       -------      -------     -----------

Production (ounces)                     53,300       56,100        2,800
                                       =======      =======       ======
Cash Costs:
 Production Costs                      $   190      $   141       $  (49)
 Royalties                                  12           11           (1)
 General and administrative                 32           26           (6)
                                       -------      -------       ------
 CASH COSTS PER OUNCE                      234          178          (56)
                                       -------      -------       ------
Non-Cash Costs:
 Depreciation and Amortization              69           68           (1)
 Other                                       2            6            4
                                       -------      -------       ------
 COST OF PRODUCTION PER OUNCE              305          252          (53)
                                       -------      -------       ------
Interest and other costs                    11           10           (1)
                                       -------      -------       ------
 TOTAL COSTS PER OUNCE                 $   316      $   262       $  (54)
                                       =======      =======       ======


Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore or "stripping" ratio, the age of equipment and associated equipment availability, the weather, the availability of labor, haul distances, foreign exchange fluctuations and the inherent lag in gold production from new operations. In the first quarter of 1996, production costs increased by $49 per ounce to $190 per ounce compared with the first quarter of 1995 principally because of an increase in the stripping ratio from approximately 2.3:1 to 3.0:1, essentially in-line with expectations, and higher than anticipated mining equipment maintenance costs. Accordingly, the increase in the stripping ratio resulted in an increase in variable costs such as fuel, wear parts, and tires. TGL also experienced increases in processing costs primarily attributable to the continued development of a second run-of-mine, or dump leach, pad which was not operational in the first quarter of 1995.

Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. Such operating ratio represents the percentage that operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. In the first quarter of 1995 and 1996, the royalty rate payable by TGL remained at 3% of operating revenue, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents, vehicle expenditures, and customs clearing costs. These costs increased by 15%, primarily as a result of increases in salaries and benefits relating to the 1995 collective bargaining agreement, and in commercial insurance premiums and customs clearing costs. In addition, the cost per ounce increased by $2 per ounce because of a 5% decrease in production.

Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant and equipment over the lesser of their estimated useful lives and ten years. These costs remained relatively unchanged compared with the first quarter of 1995.

Other. Other costs represent a provision for future reclamation costs and costs related to exploration activities conducted by TGL at the Teberebie concessions and in other parts of Ghana. The decrease of $4 per ounce during the first quarter of 1996 compared with the corresponding period in 1995 was attributable principally to a decrease in exploration diamond drilling.

Interest and Other Costs. Interest and other costs increased slightly principally because of an increase in political risk premiums.

Income Taxes. The effective tax rates during the first quarter of 1995 and 1996 did not differ materially from the Ghanaian statutory rate for mining companies of 35%.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow. PGL's cash balances decreased by $1.7 million to $0.7 million during the first quarter of 1996. Cash generated from operating activities aggregated $15.6 million while capital expenditures and loan principal payments were $19.8 million and $1.8 million, respectively. Major capital expenditures by TGL during the first quarter of 1996 included $10.6 million for mining equipment, $6.8 million related to the Phase III mine expansion (South Plant), and $1.1 million for leach pad and pond development. During the quarter, TGL received approximately $4.3 million in financing from the Company; including $4.0 million in bridge financing, of which $3.0 million was outstanding at March 31, 1996, for the Phase III mine expansion of TGL. Otherwise, TGL generated sufficient operating cash flow to fund all of its scheduled third-party debt service payments and short-term cash commitments.

Third-Party Debt. At the end of the first quarter of 1995, third-party debt aggregated $3.3 million, including $1.7 million which was guaranteed by the Company. Excluding

Phase III expansion financing, scheduled third-party debt service for 1996 is expected to aggregate $1.3 million, all of which is expected to be funded by mining operations revenues.

Risk Management. In the past, TGL purchased put options to secure a minimum selling price for its gold. All outstanding options expired on March 31, 1996 and TGL currently does not intend to renew these options unless the price of gold declines to below $375 per ounce.

The Company maintains $64.8 million of "political risk" insurance principally from the Overseas Private Investment Corporation ("OPIC") covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. In addition, the Company maintains standby coverage of $2.1 million, which can be activated semiannually, to cover increases in the Company's proportionate share of TGL's cumulative retained earnings. In addition to other commercial insurance policies, TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

Phase III Mine Expansion. In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III will include a further heap leach operation and the construction of a near-pit gyratory crushing facility which will act as the primary crushing facility for both the existing West Plant and the new South Plant. Phase III will also gradually introduce a new and larger mining fleet, with the objective of mining at an annualized rate of approximately 60 million tonnes of material per year (including 12 million tonnes of crushed ore) and raising overall gold production to at least 400,000 ounces per year when Phase III is completed (expected in 1998). Realization of this objective is subject to the uncertainties inherent in any mining and processing operation. The initial work on the project has commenced. The major crushing equipment has been ordered and the initial mining equipment, consisting of four CAT 785 trucks and a CAT 5230 hydraulic shovel, has been delivered to the site and good progress is being made in training operators on the new equipment. Total capital investment planned for 1996 is approximately $68 million, including $46 million in expansion capital. Expansion capital represents approximately $32 million for the purchase of crushing and processing facilities and approximately $14 million for the purchase of mining equipment.

Financing Facilities. In September 1995, OPIC executed a commitment letter (which expires July 1, 1996) with TGL and the Company pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to finance up to $54 million in connection with the Phase III expansion. As of May 14, 1996, TGL and the Company have not executed definitive loan agreements with respect to such OPIC guaranteed financing and there can be no assurance that such OPIC guaranteed financing will become available, or that it will be available on terms acceptable to TGL and the Company. In the interim, the Company provided $4 million in bridge financing to TGL in the first quarter of 1996, of which TGL has now repaid $3.0 million. In order to facilitate financing, TGL has obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar has agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. Such revolving facility is subject to renewal in January 1997. In May 1996, Caterpillar issued a disbursement, at TGL's request, for $8.4 million of such facility. There can be no assurance that TGL will be able to obtain similar or satisfactory terms for subsequent tranches of the Caterpillar credit facility. On March 6, 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda has agreed to provide a direct loan of SEK 94.5 million (approximately $13.6 million) to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. This loan, which has not yet been drawn down, is guaranteed by the Swedish Export Credits Board. As TGL obtains these alternative sources of financing, TGL intends to proportionately reduce the amount of its OPIC guaranteed financing.


Reserves. The following table sets forth the proven and probable in situ reserves of TGL as at December 31, 1995. The cut-off grades used to delineate the reserves are 0.765 grams per tonne for crushed ore and 0.25 grams per tonne for run-of-mine at a gold price of $385 per ounce.


                            CRUSHED ORE                    RUN-OF-MINE
                            -----------                    -----------

                               Grams                           Grams
                                per                             per
                    Tonnes    Tonnes    Ounces      Tonnes    Tonnes    Ounces
                    ------    ------    ------      ------    ------    ------

MINEABLE RESERVES
- -----------------

Total Proven     149,236,000   1.46   7,039,000   49,859,000   0.54     865,000
Total Probable    22,740,000   1.41   1,030,000    8,625,000   0.56     154,000
Total Reserves   171,976,000   1.46   8,069,000   58,484,000   0.54   1,019,000

TOTAL RESERVE OUNCES:                     9,088,000
                                          =========



                               RECENT DEVELOPMENTS

The terms of employment and remuneration for TGL's monthly rated employees are determined pursuant to a "condition of service" agreement between TGL and the Ghana Mineworkers' Union (the "GMU"). The terms of the agreement (other than pay levels) are negotiated every three years. Levels of pay are negotiated annually. In July 1995, TGL and the GMU executed a new three year agreement. In May 1996, TGL and the GMU reached agreement on 1996 pay levels which TGL estimates will increase costs by approximately $2.1 million. As a result, cash costs of production will increase by approximately $20 per ounce in the second quarter of 1996 (because of the retroactive effect of the increase) and by approximately $7 for each of the third and fourth quarters of 1996.

As with all heap leach operations, there is a time lag between when ore is placed on a heap, after mining and certain processing costs have been incurred, and when gold from that ore is recovered and revenue realized. Therefore, cash costs tend to rise during periods when significant heap leach pad development occurs, such as during or after an expansion or any large increase in production. During 1995, material continued to be added to new heaps which form part of the Phase II expansion. Mining and certain processing costs were incurred at this stage but, due to the time lag in leaching, recovery rates were well below their theoretical maximum. This effect, coupled with a higher stripping ratio and the mining of lower grade ore, resulted in a 23% increase in the cash cost per ounce. The Company believes that the average cash costs per ounce will be favorably affected by the economies of scale expected from the Phase III expansion when the mine reaches a steady state of production anticipated to be in 1998. As explained above, however, there will be periods in the future when cash costs per ounce rise, primarily as a result of the production lag inherent in starting new heaps and lifts.

TGL has further revised its 1996 gold production target to approximately 245,000 ounces from 255,000 ounces. TGL's production continues to be adversely affected by (i) equipment availability problems which have led to a smaller tonnage of ore being mined, crushed and placed on the heap leach pads and (ii) lower than anticipated ore grade. As a result, production in the first half of 1996 is targeted at approximately 110,000 ounces. TGL continues to estimate that second half production will approximate 135,000 ounces as new and larger mining equipment is phased in.


                                 TIMBER BUSINESS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's Russian venture, Forest Starma, in which the Company has a 71% direct interest and a 3.0% indirect interest is pursuing the development of timber production under two long-term leases comprising 88,800 hectares (approximately 219,500 acres) in the aggregate with annual cutting rights of 210,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. Forest Starma is in the process of securing additional cutting of approximately 90,000 cubic meters per year. Forest Starma has developed a site, including a jetty, from which it exports timber for markets in the Pacific Rim, primarily Japan. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber (acquired in the development phase) totaling approximately 30,000 cubic meters occurred in the third and fourth quarters of 1995. Through the middle of April 1996, Forest Starma increased timber inventories to approximately 50,000 cubic meters. In mid-April, shipments commenced and by mid-May such shipments aggregated approximately 10,100 cubic meters. The related revenues were used to offset development costs.

Capital required by this venture is now projected at approximately $36.4 million through the end of 1996 including $20.1 million in subordinated debt provided by the Company and $9.3 million financed pursuant to a conditional loan commitment already in place. The $9.3 million loan, which initially would be guaranteed by the Company, would cease to be guaranteed when the project meets certain production and cash flows tests. During 1996, the Company expects to provide additional bridge financing as Forest Starma applies for up to $7.0 million in third party financing. The Company has financed $2.0 million in the first quarter of 1996 to Forest Starma.

Investments by the Company in Forest Starma aggregated $31.4 million (net of an assumed value added tax recovery on imports) at March 31, 1996, $9.3 million of which is considered bridge financing by the Company subject to repayment upon receipt of third party loan proceeds. Forest Starma is expected to reach a production level of approximately 220,000 cubic meters per year by the end of 1996, provided that Forest Starma is able to obtain the additional cutting rights described above.

The Company has secured OPIC political risk insurance in amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

In November 1995, Amgun-Forest and Udinskoye, the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 264,700 hectares (approximately 654,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 156,600 hectares (approximately 387,000 acres) with annual cutting rights of 200,000 cubic meters. Work on the feasibility study on Amgun-Forest has commenced, and the Udinskoye feasibility study will be carried out at a later date. The studies will form the basis for estimating capital requirements for these projects. Preliminary estimates for these two projects are that, prior to securing third-party financing, the Company will provide funding of approximately $1.3 million in 1996.


                                     GENERAL

The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) decreased by $5 million in the first quarter of 1996 to $28 million due to the Company's investing activities including the building in progress in Russia, the various Russian timber ventures, the Company's international financial service ventures and the financing of dealer advances associated with sales of back-end load mutual fund shares.

On February 28, 1995, the Company entered into an agreement with a commercial bank providing for a $30 million unsecured line of credit. Advances under the line bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50%, (b) the London Interbank Offered Rate ("LIBOR") plus 1.10%, or (c) at a money market rate set by the bank. The line, which expires on May 31,

1996, provides that the Company must pay additional interest to the bank at the rate of 0.25% per annum of the unused portion of the line. On May 22, 1995, the Company entered into a second agreement with the commercial bank providing for a $10 million unsecured line of credit with substantially the same terms as the first agreement including applicable interest rates and expiration date. This second line was subsequently increased to $15 million on October 20, 1995, to $30 million on December 20, 1995, to $40 million on February 27, 1996, and to $50 million on April 15, 1996. At May 14, 1996, the Company had $71.0 million outstanding under the lines.

The Company entered into a commitment letter agreement on February 29, 1996 with the commercial bank for a new senior credit facility in the amount of $115 million. Such commitment is subject to the fulfillment of certain conditions and expires on May 31, 1996. Under the proposed new facility, the Company can borrow up to $35 million under a revolving credit agreement ("RCA") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. The RCA is subject to annual renewal by the Company and the commercial bank. In the event the RCA is not renewed at maturity, it will automatically convert to a five-year term loan. Advances under the RCA bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. In addition, the Company can borrow up to $80 million for general corporate purposes and to refinance existing debt. This loan is payable in full in five years from the first drawdown. Advances under this loan bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 0.75%, 1.25% or 1.50% as defined under the commitment letter. The senior credit facility provides that the Company must pay additional interest to the bank at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees are approximately $0.7 million.


                            FUTURE OPERATING RESULTS

Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategies for its worldwide financial services and natural resources businesses, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

The Company derives a significant portion of its revenues from investment management fees, underwriting and distribution fees and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares generate higher management fees and distribution fees (which are based on assets of the funds). Good performance also attracts institutional accounts, Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company.

The mutual fund industry is intensely competitive. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but with other financial services products. Some of the Company's competitors have more products and product lines and substantially greater assets under management and financial resources.

As described above, the Company also offers a multi-class share structure. Under such structure, the Company pays a commission on the sale but the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years in the case of Class B Shares and which is one year in the case of Class C Shares. The Company's cash flow and results of operations may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. During this period, the Company bears the costs of financing and the risk of market decline.

The businesses of the Company and its financial services subsidiaries are dependent upon their associations with the Pioneer Family of Mutual Funds with which they have contractual relationships. In the event any of the management contracts, underwriting contracts or service agreements were canceled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected.

The Securities and Exchange Commission has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations by the Company or its subsidiaries, may take action which could have a serious effect on the Company.

Because a significant portion of the Company's revenues and net income are derived almost entirely from the mining and sale of gold by TGL, the Company's earnings are directly related to the price of gold. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand and political and economic conditions. If, as a result of a decline in gold prices, the Company's revenues from gold sales were to fall below cash costs of production, and to remain below its cash costs of production for any substantial period, the Company could determine that it is not economically feasible to TGL to continue commercial production.

While an internationally recognized engineering firm audited and verified TGLs' gold reserves in August 1995, and indicated that the reserves are estimated in accordance with good engineering practices using current cost estimates, reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling which may, on occasion, prove unreliable. Reserve estimates are based upon a number of assumptions, including the price of gold, cut-off grades and operating costs. Increases in operating costs, reduced recovery rates or market price fluctuations of gold may render all or a portion of such reserves uneconomic to mine.

TGL has recently discovered clay filled fault zones below and parallel to the lowest ore zone at the Teberebie mine that create areas of slope instability within the pit. This instability may result in failures of sections of the footwall of the mine, especially during the rainy season. TGL has engaged a geotechnical consultant to conduct a study to identify the extent of, and address a solution to, this instability. It is possible that it may be necessary to mine in a manner which results in more footwall waste being removed than presently planned. This may result in an increase in the average stripping ratio. It is not yet possible to determine the impact, if any, of slope instability on operating costs. A significant increase in the average stripping ratio, however, would increase production costs.

To attain projected levels of gold production, TGL must successfully complete its Phase III expansion, and the new crushing facility to be constructed in connection with Phase III, the South Plant, must become operational on time. The Company believes that the construction schedule for Phase III is feasible. There can, however, be no assurance that Phase III will in fact be completed or become operational in accordance with TGL's current proposed construction schedule. As a result, future gold production achieved by the Teberebie mine may fail to meet current projections.

TGL is dependent upon a number of key supplies for its mining operations, including electricity, explosives, diesel fuel, lubricants, tires and sodium cyanide. There can be no assurance that a disruption in the supplies to TGL of these key materials will not occur and adversely affect the Company's operations.

The operations at TGL depend on the ability to recruit, train and retain employees with the requisite skills to operate large-scale mining equipment. Although TGL offers its employees an attractive compensation package, competition for skilled labor is strong among the various mines in Ghana. There can be no assurance that the Company's operations will not be adversely affected by a shortage of skilled laborers or by an increase in the time required to fully train new employees.

The Company has incurred considerable expenses in connection with the Forest Starma timber project located in the Russian Far East. Although the Company has commenced harvesting and has made shipments, Forest Starma is still in the development stage. The commercial feasibility of Forest Starma is also dependent upon a number of factors which are not within the control of the Company, including, the price of timber, the weather and the strength of the Japanese economy, the primary market for Forest Starma's timber.

While the Company continues to believe that the project will achieve commercial feasibility, there can be no assurance that it will do so.

The Company has a significant number of operations and investments located outside of the U. S., including the gold mining operation at TGL and the timber and investment operations in Russia. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political instability and laws or policies of the particular countries in which the Company may have operations. There is no assurance that permits, authorizations and agreements to implement plans at the Company's projects can be obtained under conditions or within time frames that make such plans economically feasible, that applicable laws or the governing political authorities will not change or that such changes will not result in the Company's having to incur material additional expenditures. While the Company is currently applying for political risk insurance to cover its Russian investment operations, there can be no assurance that it will be able to obtain such coverage.

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

        (b)    Reports filed on form 8-K.  None.

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


                                      THE PIONEER GROUP, INC.

                                      /s/ William H. Keough
                                      -----------------------
                                      William H. Keough
                                      Senior Vice President
                                      Chief Financial Officer
                                      and Treasurer

                                         EXHIBIT INDEX
                                         -------------






11      Computation of earnings per share.


27      Financial Data Schedule