Form 10-Q
period 1996-06-30
PIONEER GROUP INC
filed 1996-08-14
CIK 733060

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the six months ended June 30, 1996                Commission File No. 0-8841



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

As of June 30, 1996, there were 24,961,333 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

PART I FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS
THE PIONEER GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in Thousands Except Per Share Amounts)

                                                                               6/30/96     12/31/95
                                                                               -------     --------
ASSETS                                                                       (unaudited)
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates value ................   $ 31,884    $ 27,809
Investment in marketable securities, at value ..............................      4,821       7,630
Receivables:
     From securities brokers and dealers
       for sales of mutual fund shares .....................................     11,327      12,385
     For gold shipments ....................................................      2,292       5,410
     Other .................................................................     35,710      14,085
Mining inventory ...........................................................     20,730      15,605
Other current assets .......................................................     12,169       8,295
                                                                               --------    --------
        Total current assets ...............................................    118,933      91,219
                                                                               --------    --------

NONCURRENT ASSETS:
Mining operations:
     Mining equipment and facilities (net of accumulated
            depreciation of $48,303 in 1996 and $42,631 in 1995) ...........     78,179      46,980
     Deferred mining development costs (net of accumulated
            amortization of $12,333 in 1996 and $11,420 in 1995) ...........      9,460       9,622
Cost of acquisition in excess of net assets (net of accumulated
      amortization of $7,858 in 1996 and $6,501 in 1995) ...................     23,622      24,784
Long-term venture capital investments, at value
     (cost $44,750 in 1996 and $38,802 in 1995) ............................     48,845      44,520
Long-term investments ......................................................     13,948      16,934
Timber project in development:

     Timber equipment and facilities .......................................     16,922       8,130
     Deferred timber development costs .....................................     14,014      19,653
     Timber inventory ......................................................      3,296       1,487
Building in progress .......................................................     18,637      12,239
Furniture, equipment, and leasehold improvements (net of accumulated
     depreciation and amortization of $11,927 in 1995 and $10,558 in 1995) .     13,681      13,766
Dealer advances ............................................................     29,981      17,095
Other noncurrent assets ....................................................     19,284      12,640
                                                                               --------    --------
        Total noncurrent assets ............................................    289,869     227,850
                                                                               --------    --------
                                                                               $408,802    $319,069
                                                                               ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold ...........................................   $ 11,304    $ 12,369
Accrued expenses and accounts payable ......................................     56,811      28,947
Accrued income taxes .......................................................         --       1,169
Current portion of notes payable ...........................................      6,871      56,053
                                                                               --------    --------
        Total current liabilities ..........................................     74,986      98,538
                                                                               --------    --------

NONCURRENT LIABILITIES:
Notes payable, net of current portion ......................................    101,937      11,048
Deferred income taxes, net .................................................     24,150      14,503
                                                                               --------    --------
        Total noncurrent liabilities .......................................    126,087      25,551
                                                                               --------    --------
        Total liabilities ..................................................    201,073     124,089
                                                                               --------    --------
Minority interest ..........................................................     51,848      44,637
                                                                               --------    --------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
     Common stock, $10 par value; authorized 60,000,000 shares;
       issued 24,961,333 shares in 1996 and 24,833,508 shares in 1995 ......      2,496       2,483
     Paid-in capital .......................................................     10,659       7,660
     Retained earnings .....................................................    147,248     143,603
                                                                               --------    --------
                                                                                160,403     153,746

     Less - Deferred cost of restricted common stock issued ................     (4,522)     (3,403)
                                                                               --------    --------
        Total stockholders' equity .........................................    155,881     150,343
                                                                               --------    --------
                                                                               $408,802    $319,069
                                                                               ========    ========


The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements

THE PIONEER GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
(UNAUDITED)


                                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                           JUNE 30,                          JUNE 30,
                                                                     1996             1995             1996             1995
                                                                 -----------      -----------      -----------      -----------

Revenues and sales:
    Investment management fees .............................         $24,017          $15,341          $42,865          $30,413
    Underwriting commissions and distribution fees .........           4,330            1,893            8,186            3,675
    Shareholder services fees ..............................           6,288            5,561           12,377           11,105
    Trustee fees and other income ..........................           6,487            1,678           12,553            3,700
                                                                     -------          -------          -------          -------

      Revenues from financial services businesses ..........          41,122           24,473           75,981           48,893
    Gold sales .............................................          16,522           22,080           37,759           43,339
                                                                     -------          -------          -------          -------

     Total revenues and sales ..............................          57,644           46,553          113,740           92,232
                                                                     -------          -------          -------          -------

Costs and expenses:
    Management, distribution, shareholder service
     and administrative expenses ...........................          33,035           21,752           62,225           42,743
    Gold mining operating costs and expenses ...............          17,508           16,242           34,153           30,655
                                                                     -------          -------          -------          -------

     Total costs and expenses ..............................          50,543           37,994           96,378           73,398
                                                                     -------          -------          -------          -------

Other (income) expense:
    Unrealized and realized gains on venture capital
    and marketable securities investments, net .............            (145)          (4,148)            (362)          (4,659)
    Interest expense .......................................             738               99            1,158              531
    Other, net .............................................             802              182            1,223              354
                                                                     -------          -------          -------          -------

     Total other (income) expense ..........................           1,395           (3,867)           2,019           (3,774)
                                                                     -------          -------          -------          -------

Income before provision for federal, state and
   foreign income taxes and minority interest ..............           5,706           12,426           15,343           22,608
                                                                     -------          -------          -------          -------

Provision for federal, state and foreign income taxes ......           1,896            4,742            5,808            8,644
                                                                     -------          -------          -------          -------

Income before minority interest ............................           3,810            7,684            9,535           13,964
                                                                     -------          -------          -------          -------

Minority interest ..........................................             290              355              901              838
                                                                     -------          -------          -------          -------

Net income .................................................         $ 3,520          $ 7,329          $ 8,634          $13,126
                                                                     =======          =======          =======          =======

Earnings per share .........................................         $  0.14          $  0.29          $  0.34          $  0.52
                                                                     =======          =======          =======          =======

Dividends per share ........................................         $  0.10          $  0.10          $  0.20          $  0.20
                                                                     =======          =======          =======          =======
Weighted average common and
common equivalent shares outstanding .......................      25,458,000       25,310,000       25,458,000       25,260,000
                                                                  ==========       ==========       ==========       ==========



The Company's annual report on Form 10-K should be read in conjunction with these financial statements

THE PIONEER GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)                                                                                      SIX MONTHS ENDED
(UNAUDITED)                                                                                                      JUNE 30,
                                                                                                           1996            1995
                                                                                                         --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................................................................       $  8,634        $ 13,126
                                                                                                         --------        --------
    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .............................................................         13,181          10,851
       Unrealized and realized gains on venture capital and marketable securities, net ...........           (362)         (4,659)
       Provision on (Equity in earnings of) other investments ....................................             55            (501)
       Restricted stock plan expense .............................................................            754             584
       Deferred income taxes .....................................................................          9,647          (4,481)
       Minority interest .........................................................................            901             838
    Changes in operating assets and liabilities:
       Receivable from securities brokers and dealers for sales of mutual fund shares ............          1,058             (10)
       Receivables for gold shipments ............................................................          3,118             872
       Other receivables .........................................................................        (21,625)             55
       Mining inventory ..........................................................................         (5,125)         (4,894)
       Other current assets ......................................................................         (3,874)             33
       Other assets ..............................................................................         (2,727)           (745)
       Payable to funds for shares sold ..........................................................         (1,065)            319
       Accrued expenses and accounts payable .....................................................         27,864           5,303
       Accrued income taxes ......................................................................           (668)          4,874
                                                                                                         --------        --------
          TOTAL ADJUSTMENTS ......................................................................         21,132           8,439
                                                                                                         --------        --------
          NET CASH PROVIDED BY OPERATING ACTIVITIES ..............................................         29,766          21,565
                                                                                                         --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining equipment and facilities ..................................................        (37,211)         (7,132)
    Deferred mining development costs, net .......................................................           (751)           (122)
    Additions to furniture, equipment and leasehold improvements .................................         (2,089)         (3,691)
    Building in progress .........................................................................         (6,398)             --
    Investments in marketable securities .........................................................         (3,382)         (5,179)
    Proceeds from sale of marketable securities ..................................................          6,292           2,782
    Long-term venture capital investments ........................................................         (7,600)         (1,662)
    Proceeds from sale of venture capital investments ............................................          3,863           3,981
    Deferred timber development costs ............................................................          5,586          (5,851)
    Timber equipment and facilities ..............................................................         (8,792)         (3,966)
    Timber inventory .............................................................................         (1,809)             --
    Other investments ............................................................................         (3,972)         (3,696)
    Cost of acquisition in excess of net assets ..................................................           (194)            (96)
    Long-term investments ........................................................................         (1,880)             --
    Proceeds from sale of long-term investments ..................................................          4,539              --
    Investment in Russian Voucher Fund ...........................................................             --         (10,000)
    Investment in Management Company of Russian Voucher Fund .....................................             --          (2,022)
                                                                                                         --------        --------
          NET CASH USED IN INVESTING ACTIVITIES ..................................................        (53,798)        (36,654)
                                                                                                         --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid ...............................................................................         (4,989)         (4,961)
    Distributions to minority interest holder of gold mining subsidiary ..........................             --            (350)
    Distributions to limited partners of venture capital subsidiary ..............................            (23)            (12)
    Exercise of stock options ....................................................................            254             151
    Restricted stock plan award ..................................................................              7              12
    Employee stock purchase plan .................................................................            377              --
    Dealer advances ..............................................................................        (15,559)         (5,950)
    Amounts raised by venture capital investment partnerships ....................................          6,333              --
    Borrowings ...................................................................................        119,733          29,751
    Repayments of notes payable ..................................................................        (78,026)        (12,321)
                                                                                                         --------        --------
          NET CASH PROVIDED BY FINANCING ACTIVITIES ..............................................         28,107           6,320
                                                                                                         --------        --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................................          4,075          (8,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................................         27,809          23,118
                                                                                                         --------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................................       $ 31,884        $ 14,349
                                                                                                         ========        ========


THE COMPANY'S ANNUAL REPORT ON FORM 10-K SHOULD BE READ IN CONJUNCTION WITH THESE FINANCIAL STATEMENTS

THE PIONEER GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 1996

NOTE 1 - NATURE OF OPERATIONS AND ORGANIZATION

The Pioneer Group, Inc., and its subsidiaries (collectively, the "Company"), are engaged in financial services businesses in the United States and several foreign countries and in a number of natural resource development projects, including a gold mining venture in the Republic of Ghana and three timber ventures in the Russian Far East.

In the United States, the Company conducts four lines of financial services businesses: (i) Pioneering Management Corporation ("PMC") serves as investment manager to the 29 U.S. registered investment companies in the Pioneer Family of Mutual Funds and several institutional accounts, (ii) Pioneer Funds Distributor, Inc. ("PFD") serves as distributor of shares of the Pioneer Family of Mutual Funds, (iii) Pioneer Capital Corporation ("PCC"), and its subsidiaries, engage in venture capital investing and management activities, and (iv) Pioneering Services Corporation serves as shareholder servicing agent for the Pioneer Family of Mutual Funds.

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

The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. The Company also participates in several natural resource development ventures in Russia, including a project pursuing the development of timber production in the Russian Far East, in which the Company has a 76% direct interest and a 1.5% indirect interest.

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

Income taxes paid were $522,000 and $7,948,000 for the six months ended June 30, 1996, and June 30, 1995, respectively. In addition, interest paid was $3,166,000 for the six months ended June 30, 1996, and $1,089,000 for the six months ended June 30, 1995. Included in these interest paid amounts were $1,491,000 for the six months ended June 30, 1996, that was capitalized related to the development of the Company's building in progress and Russian timber operations.

NOTE 3 - MINING INVENTORY

Mining inventories consist of the following:

                                                       June 30,        December
                                                         1996          31, 1995
                                                       -------         --------

                                                        (Dollars in Thousands)

Gold-in-process                                        $ 2,100          $ 1,485
Materials and supplies                                  18,630           14,120
                                                       -------          -------
                                                       $20,730          $15,605
                                                       =======          =======

NOTE 4 - MINING EQUIPMENT

                                                       June 30,        December
                                                         1996          31, 1995
                                                       -------         --------

                                                        (Dollars in Thousands)

Mobile mine equipment                                 $ 49,602         $ 31,482
Crusher                                                 18,995           18,460
Processing plant and laboratory                          4,964            4,911
Leach pads and ponds                                    17,087           15,726
Building and civil works                                10,608           10,595
Office furniture and equipment                           1,730            1,731
Motor vehicles                                           2,184            1,756
Construction in progress                                19,484            3,161
Other assets                                             1,828            1,789
                                                      --------         --------
                                                       126,482           89,611
     Less: accumulated depreciation                    (48,303)         (42,631)
                                                      --------         --------

Total mining equipment                                $ 78,179         $ 46,980
                                                      ========         ========

NOTE 5 - INCOME TAXES

The Company adopted the accounting and disclosure rules specified by Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes" as of January 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets consist principally of deferred interest on debt paid to the Company by TGL and on loans to Forest Starma (the Company's Russian timber venture), non-qualified pension expense, deferred rent expense, and foreign tax credits' temporary differences. Deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

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

The following tables summarize restricted stock plan activity for the Plans during the first six months of 1996.

                                 Unvested Shares
                                 ---------------

                            1995 Plan      1990 Plan         Total
                            ---------      ---------         -----

Balance at 12/31/95             600         401,969         402,569

            Awarded          74,690            --            74,690

             Vested          (3,305)       (131,588)       (134,893)

          Forfeited            (870)         (6,595)         (7,465)
                             ------         -------         -------

Balance at 6/30/96           71,115         263,786         334,901
                             ======         =======         =======

                                  Vested Shares
                                  -------------

                            1995 Plan      1990 Plan         Total
                            ---------      ---------         -----

Balance at 12/31/95           3,337         353,450         356,787

Vested                        3,305         131,588         134,893
                              -----         -------         -------

Balance at 6/30/96            6,642         485,038         491,680
                              =====         =======         =======

The Company awarded 3,937 shares in 1995 under the 1995 Plan. In addition, the Company awarded 123,400 shares in 1995 and 101,460 shares in 1994 under the 1990 Plan.

The participant's right to resell the awarded stock under the Plans, is generally restricted as to 100% of the shares awarded during the first two years following the award, 60% during the third year and 20% less each year thereafter. The Company may repurchase unvested restricted shares at $.10 per share upon termination of employment.

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

The following table summarizes all stock option activity since December 31, 1993.

                                             Number of            Exercise
                                              shares           price per share
                                             ---------      ---------------------

Outstanding at December 31, 1993             1,635,000         $ 4.188 - $12.000
Granted                                        191,500          15.875 -  21.250
Exercised                                      (32,000)                    4.188
                                             ---------         -----------------


Outstanding at December 31, 1994             1,794,500         $ 4.188 - $21.250
Granted                                        207,500          26.500 -  27.500
Exercised                                      (25,000)          6.000 -   6.125
                                             ---------         -----------------

Outstanding at December 31, 1995             1,977,000         $ 4.188 - $27.500
Granted                                         53,000          26.750 -  28.625
Exercised                                      (44,000)          4.188 -   7.063
                                             ---------         -----------------
Outstanding at June 30, 1996                 1,986,000         $ 4.188 - $28.625
                                             =========         =================

At June 30, 1996, options to purchase 1,326,900 shares of common stock had vested and were unexercised under the Option Plan.

On May 4, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which qualifies as an "Employee Stock Purchase Plan" within the meaning of

Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1995, the Company issued 18,228 shares under the 1995 Purchase Plan. Through June 30, 1996, the Company issued 16,600 shares under the 1995 Purchase Plan.

NOTE 7 - NET CAPITAL

As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $2,502,074 at June 30, 1996, which exceeded required net capital of $1,062,112 by $1,439,962. The ratio of aggregate indebtedness to net capital at June 30, 1996, was 6.37 to 1.

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

NOTE 8 - BENEFIT PLANS

The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under section 401 of the Internal Revenue Code of 1986. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under the Benefit Plans were $1,255,000 for the six months ended June 30, 1996, and $1,015,000 for the six months ended June 30, 1995.

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer mutual funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $40,387,000 for the six months ended June 30, 1996, and $28,836,000 for the six months ended June 30, 1995.

Underwriting commissions and distribution fees earned from the sales of mutual funds shares were approximately $8,186,000 for the six months ended June 30, 1996, and $3,675,000 for the six months ended June 30, 1995, respectively. Shareholder services fees earned from the mutual funds were approximately $12,377,000 for the six months ended June 30, 1996, and $11,105,000 for the six months ended June 30, 1995.

Within the Pioneer mutual funds, revenues from Pioneer II were approximately $18,708,000 for the six months ended June 30, 1996, and $15,628,000 for the six months ended June 30, 1995. Revenues from Pioneer Fund were $9,714,000 for the six months ended June 30, 1996, and $7,909,000 for the six months ended June 30, 1995.

Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $795,000 for the six months ended June 30, 1996, and $959,000 for the six months ended June 30, 1995.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

U.S. rental expense was $1,620,000 for the six months ended June 30, 1996, and $1,591,000 for the six months ended June 30, 1995. Future minimum payments under the leases amount to approximately $1,290,000 for the last six months of 1996, $3,423,000 in 1997, $3,514,000 in 1998, $3,439,000 in 1999, $3,293,000 in 2000,
$3,372,000 in 2001 and $3,365,000 thereafter. These future minimum payments include estimated annual operating expenses of approximately $498,000 in the last six months of 1996, and $1,529,000 thereafter.

The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

In September 1995, the Overseas Private Investment Corporation ("OPIC") executed a commitment letter with TGL and the Company pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to finance up to $54 million in connection with the Phase III expansion. Such commitment expires on October 31, 1996. As of August 13, 1996, TGL and the Company have not executed definitive loan agreements with respect to such OPIC guaranteed financing and there can be no assurance that such financing will become available, or that it will be available on terms acceptable to TGL and the Company. As a result of delays associated with the OPIC guaranteed financing, TGL has sought and obtained alternative financing sources as described below. Accordingly, TGL has reduced the proposed amount of the OPIC guaranteed financing to $19 million.
TGL has received credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar has agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. During the second quarter of 1996, Caterpillar issued disbursements, at TGL's request, for $14.1 million of such facility. TGL is currently negotiating with Caterpillar to obtain an additional $6.4 million disbursement under the credit facility. There can be no assurance that TGL will be able to obtain similar or satisfactory terms for subsequent tranches of the Caterpillar credit facility. On March 6, 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda has agreed to provide a direct loan of Swedish Krona 94.5 million (approximately $14.0 million) to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. As of August 2, 1996, SEK 30.9 million was drawn down (approximately $4.6 million). This loan is guaranteed by the Swedish

Export Credits Board.

The Company is committed to additional capital contributions of $1.8 million to Pioneer Poland U.S. L.P. and $1.8 million to Pioneer Poland U.K. L.P. These contributions are due upon call by Management as prior contributions become 80% invested. At June 30, 1996, the Company was committed to additional capital contributions of $2.2 million to Pioneer Ventures Limited Partnership II, a U.S. venture capital fund.

NOTE 11- NOTES PAYABLE

Notes payable of the Company consists of the following:
                                                            June 30,   December 31,
                                                              1996         1995
                                                              ----         ----

                                                            (Dollars in Thousands)

Revolving Credit Agreement .............................     $79,000          --

Lines of Credit ........................................          --     $52,000

Preferred shares financing related to the Russian
investment operations, principal payable in three
annual installments of $2,000,000 through 1998,
interest payable at 5% .................................       4,000       6,000

Small Business Administration ("SBA")
financing, notes payable to a bank,
interest payable semi-annually at
rates ranging from 6.12% to 9.8%,
principal due in 1998 through 2003 .....................       4,950       4,950

Note payable to a bank guaranteed by the
Swedish Exports Credits Guarantee Board,
principal payable in semi-annual installments
of $812,000 through March 31, 1997,
interest payable at 5.77%, secured by
equipment ..............................................       1,624       2,436

Notes payable to a bank, guaranteed by the
Company, principal payable in semi-annual
installments, of $214,000 through
November 30, 1999, no interest payable,
secured by equipment ...................................       1,501       1,715

Note payable to a bank, guaranteed by the
Swedish Exports Credits Guarantee Board,
principal payable in ten semi-annual
installments of $364,000 beginning no
later than July 31, 1997, interest payable
at 6.42% secured by equipment ......................        3,642            --


Note payable to a supplier, principal payable
in quarterly installments of $336,000 through
April 15, 2001, interest payable at 7.85%,
secured by equipment ...............................        6,713            --

Note payable to a supplier, principal and
interest payable in quarterly installments of
$102,000 through April 15, 2001, interest
payable at 7.85%, secured by equipment .............        1,680            --

Note payable to a supplier, principal and
interest payable in quarterly installments
of  $285,000 through May 30, 2001,
interest payable at 8.00%,
secured by equipment ...............................        5,698            --
                                                         --------      --------

                                                          108,808        67,101
Less: Current portion ..............................       (6,871)      (56,053)
                                                         --------      --------
                                                         $101,937      $ 11,048
                                                         ========      ========


In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility") in the amount of $115 million. Under the Credit Facility, the Company may borrow up to $35 million (the "B-Share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. See Note 14 below for further discussion on dealer advances. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin tied to the Company's financial performance, of either 1.25%, 1.50% or 1.75% in the first year of the agreement and 0.75%, 1.25%, 1.50% or 1.75% for the remaining term as defined under the agreement. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. At June 30, 1996, the Company had borrowed $51 million under the Corporate Revolver and $28 million under the B-share Revolver. The Company used the proceeds from borrowings under the new credit facility to repay in full amounts previously borrowed under the lines of credit with a commercial bank. For the six months ended June 30,

1996, the weighted average interest rate on borrowings under the Credit Facility and lines of credit outstanding was 6.9%.

The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of June 30, 1996, the Company was in compliance with all applicable covenants of the Credit Facility.

Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of June 30, 1996, the Company entered into two five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts of $40 million and $20 million. Under these agreements, the Company will pay the bank fixed rates of 6.975% and 6.74%, respectively, plus the applicable margin, on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company had accrued approximately $29,000 of interest expense on the swap agreements at June 30, 1996. The fair value of the these agreements was $786,000 at June 30, 1996, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

Maturities of notes payable at June 30, 1996 for each of the next five years and thereafter are as follows (dollars in thousands):

                           7/1/96-6/30/97               $  6,871
                           7/1/97-6/30/98                  7,101
                           7/1/98-6/30/99                  3,972
                           7/1/99-6/30/00                  3,785
                           7/1/00-6/30/01                 84,100
                           Thereafter                      2,979
                                                        --------
                                                        $108,808
                                                        ========

NOTE 12 - MAJOR CUSTOMERS AND EXPORT SALES

During the six months ended June 30, 1996, gold sales aggregated $37.8 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $15.7 million and $22.1 million of total gold sales, respectively, representing 100% of such total gold sales.

During the six months ended June 30, 1995, gold sales aggregated $43.3 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $24.4 million and $18.9 million of total gold sales, respectively, representing 100% of such total gold sales.

NOTE 13 - ACQUISITIONS

Cost in excess of net assets acquired, net, as reflected in the accompanying consolidated balance sheets, consists of the following:

                                   June 30, 1996         December 31, 1995
                                   -------------         -----------------

                                           (Dollars in Thousands)

Mutual of Omaha Fund                   $19,709                 $20,768
   Management Company
Russian investment                       2,134                   2,050
   operations
Gold mining operations                   1,779                   1,966
                                       -------                 -------
                                       $23,622                 $24,784
                                       -------                 -------

NOTE 14 - DEALER ADVANCES

Certain of the Pioneer Family of Mutual Funds maintain a multi-class share structure, whereby the participating funds offer both the traditional front-end load shares (Class A shares) and back-end load shares (Class B and Class C shares). Back-end load shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years in the case of Class B shares and is one year in the case of C shares. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4% of the sales transaction amount on Class B shares and 1% on Class C shares. The participating Funds pay the Company distribution fees of 0.75% and service fees of 0.25%, per annum of their net assets invested in Class B and Class C shares, subject to annual renewal by the participating Fund's Board of Trustees. In addition, the Company is paid a contingent deferred sales charge (CDSC) on B and C-shares redeemed within the minimum holding period. The CDSC is paid based on declining rates ranging from 2% to 4% on the purchases of Class B shares and 1% for Class C shares. The Company capitalizes and amortizes B share dealer advances for book purposes over periods which range from three to six years depending on the participating Fund. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution and service fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly. For the six months ended June 30, 1996, and June 30, 1995, the Company paid dealer advances in the amount of $15.6 million and $6.0 million, respectively.

NOTE 15 - FINANCIAL INFORMATION BY BUSINESS SEGMENT

Total revenues and income (loss) by business segment, excluding intersegment transactions, were as follows:

                                               NOTE 15 - FINANCIAL INFORMATION
                                                       BY BUSINESS SEGMENT
                                                     (DOLLARS IN THOUSANDS)
                                                           (UNAUDITED)
                                               MUTUAL FUND
                        INVESTMENT             UNDERWRITING            VENTURE CAPITAL            SHAREHOLDER
                        MANAGEMENT              AND OTHER                INVESTMENTS                SERVICES
                        ----------              ---------                -----------                --------

SIX MONTHS
- ----------
ENDED               6/30/96    6/30/95     6/30/96       6/30/95     6/30/96      6/30/95      6/30/96    6/30/95
- -----               -------    -------     -------       -------     -------      -------      -------    -------

REVENUES &
OTHER INCOME        $44,808    $30,467    $ 16,780      $  6,994     $ 1,767      $   285      $12,626    $11,147
                    =======    =======    ========      ========     =======      =======      =======    =======

INCOME (LOSS)
BEFORE INCOME
TAXES & MINORITY                                  (1)           (1)         (2)         (2)
INTEREST            $25,194    $19,851    $(11,692)     $(12,983)    $(1,163)     $ 2,651      $   973    $ 1,272
                    =======    =======    ========      ========     =======      =======      =======    =======

DEPRECIATION &
AMORTIZATION        $   931    $   519    $  4,647      $  2,537     $    62      $    53      $ 1,130    $   775
                    =======    =======    ========      ========     =======      =======      =======    =======

CAPITAL
EXPENDITURES        $ 6,814    $   199    $    863      $  1,666     $    28      $    35      $   782    $ 1,791
                    =======    =======    ========      ========     =======      =======      =======    =======

IDENTIFIABLE
ASSETS AT
QUARTER END         $79,288    $33,483    $104,953      $ 35,222     $63,358      $52,198      $ 8,792    $ 7,665
                    =======    =======    ========      ========     =======      =======      =======    =======



                                   GOLD MINING                  OTHER               CONSOLIDATED
                                   -----------                  -----               ------------
SIX MONTHS      \
- ----------
ENDED                          6/30/96     6/30/95       6/30/96     6/30/95      6/30/96      6/30/95
- -----                          -------     -------       -------     -------      -------      -------

REVENUES &
OTHER INCOME                  $ 37,759     $43,339       $     0     $     0     $113,740     $ 92,232
                              ========     =======       =======     =======     ========     ========

INCOME (LOSS)
BEFORE INCOME
TAXES & MINORITY                     (3)         (3)            (4)         (4)
INTEREST                      $  3,254     $12,171       $(1,223)    $  (354)    $ 15,343     $ 22,608
                              ========     =======       =======     =======     ========     ========

DEPRECIATION &
AMORTIZATION                  $  7,112     $ 7,551       $    53     $     0     $ 13,935     $ 11,435
                              ========     =======       =======     =======     ========     ========

CAPITAL
EXPENDITURES                  $ 37,211     $ 7,132       $ 8,792     $ 3,966     $ 54,490     $ 14,789
                              ========     =======       =======     =======     ========     ========

IDENTIFIABLE
ASSETS AT
QUARTER END                   $114,078     $79,168       $38,333     $31,407     $408,802     $239,143
                              ========     =======       =======     =======     ========     ========


- ----------

(1)  Net of interest expense related to third parties of approximately $888 for the six months ended June 30, 1996 and $152 for the six months ended June 30, 1995.

(2)  Net of interest expense related to third parties of approximately $201 for the six months ended June 30, 1996 and $200 for the six months ended June 30, 1995.

(3)  Net of interest expense related to third parties of approximately $69 for the six months ended June 30, 1996 and $179 for the six months ended June 30, 1995.

(4)  Net of expense related to the Company of $325 for the six months ended June 30, 1996 and $0 for the six months ended June 30, 1995.  These expenses were related to the Company's Russia natural resources ventures.


PART I - FINANCIAL INFORMATION

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                              SUMMARY OF OPERATIONS

The Pioneer Group, Inc. (the "Company") reported second quarter 1996 earnings of 14 cents per share, 15 cents per share lower than earnings in the second quarter of 1995. Second quarter results included earnings of 20 cents per share from the Company's worldwide investment management businesses, up 12 cents per share from the second quarter of 1995. These results included increased earnings of 12 cents per share from the domestic mutual fund operations and 3 cents from the Russian investment operations, partially offset by decreased earnings of 3 cents from the Polish mutual fund operations. The Company's worldwide venture capital operations lost 1 cent per share in the second quarter of 1996 compared to earnings of 8 cents in the second quarter of 1995, as venture capital earnings in the 1995 period included significant portfolio write-ups. The Company's gold mining operations, consisting of its wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), and PGL's 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"), lost 3 cents per share in the second quarter of 1996 versus earnings of 14 cents per share in the second quarter of 1995. The Company's various other Russian natural resources businesses lost 2 cents per share in the second quarter of 1996 compared to a loss of 1 cent in the second quarter of 1995. Gross revenues in the second quarter of 1996 were $57.6 million, $11.1 million higher than the second quarter of 1995.

The Company reported earnings of 34 cents per share for the six months ended June 30, 1996, 18 cents per share lower than earnings for the six months ended June 30, 1995. These results included earnings of 33 cents per share from the Company's worldwide investment management businesses, up 15 cents per share from the first half of 1995. Increased earnings of 15 cents per share from the domestic mutual fund operations and 6 cents from the Russian investment operations more than offset the decreased earnings of 5 cents from the Polish mutual fund operations and corporate costs of 1 cent per share associated with the Company's new mutual fund in the Czech Republic. The Company's worldwide venture capital operations lost 3 cents per share in the first half of 1996 compared to earnings of 6 cents in the first half of 1995. Gold mining operations earned 7 cents per share in the first six months of 1996 compared to earnings of 29 cents per share in the first six months of 1995. The Company's various other Russian natural resources businesses lost 3 cents per share in the first half of 1996 compared to a loss of 1 cent in the first half of 1995. Gross revenues in the first six months of 1996 were $113.7 million, $21.5 million higher than the first six months of 1995.

                          FINANCIAL SERVICES BUSINESSES

                              RESULTS OF OPERATIONS

Revenues. The Company's worldwide financial services businesses have three principal sources of revenues: fees derived from managing the 29 U. S. registered investment companies in the Pioneer Family of Mutual Funds and institutional accounts, fees from underwriting and distribution of mutual fund shares, and fees derived from acting as shareholder servicing agent. The Company earns similar revenues from its international investment operations in Poland, Russia, Ireland, the Czech Republic, and from its joint ventures in India and Taiwan.

Revenues from the worldwide financial services businesses of $41.1 million and $76 million for the second quarter and six months ended June 30, 1996, were $16.6 million and $27.1 million higher, respectively, than revenues in the comparable 1995 periods as a result of increases in all revenue categories as discussed below.

Management fees of $24 million in the second quarter of 1996 were $8.7 million, or 57%, higher than management fees in the second quarter of 1995. Three-fourths of the increase resulted from higher management fees earned from the Company's U.S. registered mutual funds. The shareholders of the Company's two largest U.S. registered mutual funds approved management fee increases effective May 1, 1996. The Company earned an additional $1.6 million of management fees in the second quarter from these funds. The balance of the increase in management fees resulted from an increase in assets in the U.S. registered mutual funds.

For the six months ended June 30, 1996, management fees were $42.9 million, $12.5 million, or 41%, higher than management fees for the first six months of 1995, most of which resulted from increased management fees earned from the Company's U.S. registered mutual funds.

Assets under management of $15.4 billion at June 30, 1996, increased by $1.6 billion over the 1995 year-end level and by $2.9 billion over the June 30, 1995 level. The $1.6 billion increase in assets under management since year end was principally attributable to strong U.S. registered mutual fund net sales and a higher stock market. The $2.9 billion increase since the second quarter of 1995 was largely attributable to a higher stock market. Since June 30, 1996, (through August 9, 1996), assets under management have declined by approximately $0.3 billion, principally as a result of recent stock market conditions.

Underwriting commissions and distribution fees of $4.3 million in the second quarter of 1996 were $2.4 million higher, or more than double, underwriting commissions and distribution fees in the second quarter of 1995. Underwriting commissions earned from sales of U.S. registered mutual funds increased by $0.8 million as a result of the significant increase in the sales of such funds. The Company's U.S. registered mutual fund sales (including reinvested dividends) of $842 million in the second quarter of 1996 were $432 million, or 105%, higher than sales during the prior year's comparable period, while redemptions of $364 million increased by $95 million, or 35%. In the second quarter of 1996, the Company had net sales of $478 million compared to $141 million in the second quarter of 1995. Sales of Polish mutual funds increased from $10 million in the second quarter of 1995 to $55 million in the second quarter of 1996. Underwriting commissions on sales of the Polish mutual funds increased by $0.2 million as a result of the increased sales. Distribution fees increased by $1.4 million as a result of increased average assets under management of the Company's back-end load funds.

For the six months ended June 30, 1996, underwriting commissions and distribution fees of $8.2 million were $4.5 million higher, or more than double, underwriting commissions and distribution fees for the first six months of 1995. Underwriting commissions earned from sales of U.S. registered mutual funds increased by $1.3 million as a result of the significant increase in the sales of such funds. U.S. registered mutual fund sales of $1.5 billion for the first half of 1996 were $729 million, or 93%, higher than sales during the prior year's comparable period, while redemptions of $726 million increased by $208 million, or 40%. In the first six months of 1996, the Company had net sales of $786 million compared to $265 million in the first six months of 1995. Sales of Polish mutual funds were $87 million in the first half of 1996 versus $14 million in the first half of 1995. As a result of the increase in sales, underwriting commissions increased by $0.9 million. The Company earned the full broker-dealer commission on approximately 20% such sales. Distribution fees increased by $2.3 million as a result of increased average assets under management of the Company's back-end load funds.

Shareholder services fees of $6.3 million and $12.4 million for the second quarter and six months ended June 30, 1996, respectively, increased by $0.7 million, or 13%, and $1.3 million, or 11%, over the respective 1995 periods, as a result of an increase in the number of shareholder accounts and a cost of living fee increase effective January 1, 1996.

Trustee fees and all other income of $6.5 million and $12.6 million for the second quarter and six months ended June 30, 1996, respectively, increased by $4.8 million and $8.8 million over the respective 1995 periods, principally from interest and dividend income from the Company's Russian investment management operations.

Costs and Expenses. Costs and expenses of the worldwide financial services businesses increased by $11.3 million, or 52%, over 1995's second quarter to $33 million in the second quarter of 1996. Approximately 60% of the increase in expenses resulted from the following accounting conventions or unusual circumstances (i) approximately $5.4 million represents expenses related to the Company's Russian investment operations which were acquired in April 1995 and which are accounted for on the consolidation method, and (ii) approximately $1.0 million related to expenses associated with the amortization of dealer advances resulting from substantial increases in sales of back-end load mutual fund shares. The amortization expenses were more than offset by the increase in distribution fees ($1.4 million) resulting from the increased asset levels. The remaining 40% of the increased expenses resulted from higher payroll costs, higher costs related to additional office space and higher costs related to mutual fund distribution (including printing and mailing of sales literature, paying commissions earned by the sales force and mutual fund advertising and public relations).

Costs and expenses of the worldwide financial services businesses increased by

$19.5 million, or 48%, over 1995's first six months to $62.2 million in the first six months of 1996. Almost one-half of the increase in expenses resulted from: (i) $7.4 million in expenses related to the Company's Russian investment operations, and (ii) $1.9 million related to expenses associated with the amortization of dealer advances resulting from substantial increases in sales of back-end load mutual fund shares. The amortization expenses were more than offset by the $2.3 million increase in distribution fees. The other half of the increased expenses resulted from higher payroll costs, higher costs related to additional office space and higher costs related to mutual fund distribution.

Other Income and Expense. The Company reported net venture capital investment portfolio gains (excluding operating expenses) of $0.5 million and $0.6 million in the second quarter and six months ended June 30, 1996, respectively, compared to $4.1 million and $4.2 million for the respective 1995 periods, from investments in the Company's U.S. venture capital portfolio. The Company's investments in its own mutual funds, principally during their startup phase, had net gains of $0.1 million in both the second quarter and six months ended June 30, 1996. In the second quarter and six months ended June 30, 1995, these investments had net gains of $0.1 million and $0.5 million, respectively. The Company reported net losses of $0.4 million and $0.3 million for the second quarter and six months ended June 30, 1996, from investments held by the First Voucher Fund (the "Voucher Fund"), the Russian investment fund in which the Company owns a 51% interest. The net losses resulted primarily from an unrealized loss on one of the Voucher Fund's investments partially offset by realized gains from several other investments.

Interest expense increased by $0.6 million for both the second quarter and six months ended June 30, 1996, resulting from increased borrowings by the Company under its credit facility which is further discussed below. Other expenses, net, increased by $0.6 million and $0.9 million for the second quarter and six months ended June 30, 1996, respectively, principally as the result of expenses incurred by the Company with respect to its various Russian natural resources businesses.

Taxes. The Company's effective tax rate for the worldwide financial services businesses was 34% for the second quarter of 1996 and 39% for the six months ended June 30, 1996, compared to 41% and 43% for the respective 1995 periods. The effective rates decreased as the result of tax exempt interest income associated with the Company's Russian investment operations.

                         LIQUIDITY AND CAPITAL RESOURCES

IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At June 30, 1996, the Company served as trustee for $4.7 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.3%. The Company's stockholders' equity of $157 million at June 30, 1996, would permit it to serve as trustee for up $7.8 billion of qualified plan assets.

For certain of the Pioneer Family of Mutual Funds, the Company has introduced a multi-class share structure. Under the multi-class share structure, the participating (or "multi-class") funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares. The Company, however, pays "up-front" commissions to broker-dealers related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The multi-class funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $481 million in the first six months of 1996 versus $167 million in the first six months of 1995 and dealer advances totaled $15.6 million in the first six months of 1996 versus $6 million in the first six months of 1995. Dealer advances, net of amortization, were $30 million at June 30, 1996. The Company intends to continue to finance this program, in part, through the senior credit facility described in the section entitled "General."

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

                     NATURAL RESOURCE DEVELOPMENT BUSINESSES

                              GOLD MINING BUSINESS

The gold mining business lost $0.7 million, or 3 cents per share, in the second quarter of 1996, 17 cents per share below earnings of 14 cents per share in the comparable period last year. For the six months ended June 30, 1996, earnings of $1.8 million, or 7 cents per share, were 22 cents per share below last year's first half earnings.

Revenues decreased by 25% to $16.5 million in the second quarter of 1996 compared with the second quarter of 1995 as gold sales decreased by 26% to 42,500 ounces while the average realized price of gold increased by 1% to $389 per ounce. Revenues decreased by 13% to $37.8 million during the first half of 1996 compared with the first half of 1995 as gold sales decreased by 16% to 95,800 ounces while the average realized price of gold increased by 3% to $394 per ounce. The decrease in production was largely attributable to equipment availability problems and abnormally heavy rainfall in the second quarter of 1996 resulting in excessive dilution in the production process.

While management believes that third quarter production will meet or exceed historical 1995 quarterly gold production levels (approximately 60,000 ounces), this production target is primarily dependent upon the continuing successful phase-in of the new and larger mining equipment and a return to normal rainfall patterns, in addition to the normal uncertainties associated with gold mining. TGL continues to believe that fourth quarter production will be approximately 70,000 ounces.

                              RESULTS OF OPERATIONS

The following table compares TGL's production results, cash costs and total costs per ounce for the three and six months ended June 30, 1996 with the same periods in 1995:

                                        Three Months ended June 30,          Six Months ended June 30,
                                        ---------------------------          -------------------------
                                                          (Increase)/                            (Increase)
                                      1996        1995      Decrease       1996        1995       Decrease
                                      ----        ----      --------       ----        ----       --------
Production (ounces)                  42,500      57,200      14,700       95,800      113,300      17,500
                                    =======     =======     =======      =======     ========     =======

Cash Costs:
  Production Costs                  $   273     $   174     $   (99)     $   227     $    158     $   (69)
  Royalties                              12          12          --           12           11          (1)
  General and administrative             46          28         (18)          38           27         (11)
                                    -------     -------     -------      -------     --------     -------
   CASH COSTS PER OUNCE                 331         214        (117)         277          196         (81)
                                    -------     -------     -------      -------     --------     -------

Non-Cash Costs:
  Depreciation and Amortization          80          65         (15)          74           67          (7)
  Other                                   2         -0-          (2)           2            4           2
                                    -------     -------     -------      -------     --------     -------
  COST OF PRODUCTION PER OUNCE          413         279        (134)         353          267         (86)
                                    -------     -------     -------      -------     --------     -------

Interest and other costs                 11           9          (2)          11           10          (1)
                                    -------     -------     -------      -------     --------     -------
   TOTAL COSTS PER OUNCE            $   424     $   288     $  (136)     $   364     $    277     $   (87)
                                    =======     =======     =======      =======     ========     =======


Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore, or "stripping", ratio, the age of equipment and associated equipment availability, the weather, the availability of labor, haul distances, foreign exchange fluctuations and the inherent lag in gold production from new operations. Production costs during the three and six months ended June 30, 1996, increased by $99 per ounce and $69 per ounce, respectively, over the three and six months ended June 30, 1995. The increase was attributable principally to lower gold production, higher than anticipated mining equipment maintenance costs, an increase in the stripping ratio, and higher labor costs associated with TGL's collective bargaining agreement with the Ghana Mineworker's Union. Compared with the first half of 1995, the stripping ratio increased from 2.58:1 to 3.20:1, essentially in-line with expectations, resulting in an increase in variable costs such as fuel, wear parts, and tires. TGL also experienced increases in processing costs associated with the continued development of a second run-of-mine, or dump leach, pad which was not operational in the first half of 1995.

Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. Such operating ratio represents the percentage that operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. In the first half of 1995 and 1996, the royalty rate payable by TGL remained at 3% of operating revenue, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents, vehicle expenditures, and customs clearing costs. Since these costs are relatively fixed and unrelated to production levels, the cost per ounce increased by $12 per ounce and $6 per ounce, respectively, during the three and six months ended June 30, 1996 compared with the three and six months ended June 30, 1995, because of production decreases of 26% and 16%, respectively. In addition, the underlying costs during the current periods increased by $6 per ounce and $5 per ounce, respectively, over the three and six months ended June 30, 1995, primarily because of increases in salaries and benefits relating to the 1995 collective bargaining agreement, and in commercial insurance premiums and employee meals.

Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant and equipment over the lesser of their estimated useful lives and ten years. These costs increased by $15 per ounce and $7 per ounce, respectively, during the three and six months ended June 30, 1996 compared with the three and six months ended June 30, 1995, principally because of increases in the depreciable asset base and the continued use of fully depreciated leach pads by the original East Plant in the second quarter of 1995. Regarding the latter point, the East Plant continued to use pads which were fully depreciated in the first quarter of that year resulting in a decrease in the cost per ounce in the first half of 1995. Capital additions affecting depreciation expense in the first half of 1996 included capitalized rebuilds of mining equipment, which are depreciated rapidly over two years, and the West Plant run-of-mine pad. In addition, the depreciation cost per ounce increased slightly because of the effect of lower production on depreciation calculated on a straight-line basis.

Other. Other costs represent a provision for future reclamation costs and costs related to exploration activities conducted by TGL at the Teberebie concessions and in other parts of Ghana. The $2 per ounce decrease in the first half of 1996 was attributable to a decrease in exploration core drilling.

Interest and Other Costs. Interest and other costs comprise interest expense, foreign exchange gains and losses, political risk insurance premiums, gold price floor program premiums, goodwill amortization, and interest income. These costs are essentially fixed and, as a result, increased during the three and six months ended June 30, 1996, by $2 per ounce and $1 per ounce, respectively, compared with the three and six months ended June 30, 1995, primarily because of production decreases.

Income Taxes. The statutory tax rate for mining companies in Ghana during 1995 and the first half of 1996 was 35%. The effective tax rates during the first half of 1995 and 1996 were 36% and 38%, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash flow. PGL's cash balances decreased by $0.7 million to $1.6 million during the six months ended June 30, 1996. Cash generated from operating activities aggregated $18.1 million while capital expenditures and loan principal payments were $38.1 million and $4.0 million, respectively. Major capital expenditures by TGL during 1996 included $17.8 million for mining equipment, $13.3 million related to TGL's Phase III mine expansion (South Plant) (as further described below), and $2.1 million for leach pad and pond development. During the first half of 1996, PGL received approximately $5.6 million in financing from the Company, including $5.0 million in bridge financing for the Phase III mine expansion, of which $2.0 million was outstanding at June 30, 1996. TGL also received approximately $17.7 million of vendor financing in the first half of 1996. Otherwise, TGL generated sufficient operating cash flow to fund all of its scheduled third-party debt service payments and short-term cash commitments.

Third-Party Debt. At the end of the second quarter of 1996, third-party debt aggregated $20.9 million, including $1.5 million which was guaranteed by the Company. Excluding Phase III expansion financing, scheduled third-party debt service for 1996 is expected to aggregate $1.2 million, all of which is expected to be funded by mining operations revenues.

Risk Management. In the past, TGL purchased put options to secure a minimum selling price for its gold. All outstanding options expired on March 31, 1996 and TGL currently does not intend to purchase new options unless the price of gold declines to below $375 per ounce.

The Company maintains $66.9 million of "political risk" insurance principally from the Overseas Private Investment Corporation ("OPIC") covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. In addition to other commercial insurance policies,

TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

Phase III Mine Expansion. In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III will include a further heap leach operation and the construction of a near-pit gyratory crushing facility which will act as the primary crushing facility for both the existing West Plant and the new South Plant. Phase III will also gradually introduce a new and larger mining fleet, with the objective of mining at an annualized rate of approximately 60 million tonnes of material per year (including 12 million tonnes of crushed ore) and raising overall gold production to at least 400,000 ounces per year when Phase III is completed (expected in 1998). Realization of this objective is subject to the uncertainties inherent in any mining and processing operation. The initial work on the project has commenced. The major crushing equipment has been ordered and the initial mining equipment, consisting of six CAT 785 trucks and two CAT 5230 hydraulic shovels, has been delivered to the site and good progress is being made in training operators on the new equipment. Total capital investment planned for 1996 is approximately $68 million, including $46 million in expansion capital. Expansion capital represents approximately $32 million for the purchase of crushing and processing facilities and approximately $14 million for the purchase of mining equipment.

Financing Facilities. In September 1995, OPIC executed a commitment letter (which expires October 31, 1996) with TGL and the Company pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to finance up to $54 million in connection with the Phase III expansion. As of August 13, 1996, TGL and the Company have not executed definitive loan agreements with respect to such OPIC guaranteed financing and there can be no assurance that such financing will become available, or that it will be available on terms acceptable to TGL and the Company. As a result of the delays associated with the OPIC guaranteed financing, TGL has sought and obtained alternative financing sources as described below. Accordingly, TGL has reduced the proposed amount of the OPIC guaranteed financing to $19 million. TGL has received credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar has agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. During the second quarter of 1996, Caterpillar issued disbursements, at TGL's request, for $14.1 million of such facility. TGL is currently negotiating with Caterpillar to obtain an additional $6.4 million disbursement under the credit facility. There can be no assurance that TGL will be able to obtain similar or satisfactory terms for subsequent tranches of the Caterpillar credit facility. On March 6, 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda has agreed to provide a direct loan of SEK 94.5 million (approximately $14.0 million) to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. This loan is guaranteed by the Swedish Export Credits Board. As of August 2, 1996, SEK 30.9 million (or approximately $4.6 million) was drawn down. The Company has also provided $5 million in bridge financing to TGL during the first six months of 1996, of which TGL repaid $3 million. The balance of such bridge financing was $7.6 million at August 9, 1996.

Reserves. The following table sets forth the proven and probable in situ reserves of TGL at December 31, 1995. The cut-off grades used to delineate the reserves are 0.765 grams per tonne for crushed ore and 0.25 grams per tonne for run-of-mine at a gold price of $385 per ounce.

                              CRUSHED ORE                            RUN-OF-MINE
                              -----------                            -----------
                                 Grams                                  Grams
                                  per                                    per
                      Tonnes     Tonnes    Ounces          Tonnes      Tonnes     Ounces
                      ------     ------    ------          ------      ------     ------
MINEABLE RESERVES
Total Proven       149,236,000    1.46    7,039,000      49,859,000     0.54      865,000
Total Probable      22,740,000    1.41    1,030,000       8,625,000     0.56      154,000
Total Reserves     171,976,000    1.46    8,069,000      58,484,000     0.54    1,019,000


TOTAL RESERVE OUNCES:                             9,088,000
                                                  =========


                                 TIMBER BUSINESS

                         LIQUIDITY AND CAPITAL RESOURCES

The Company's Russian venture, Forest Starma, in which the Company has a 76% direct interest and a 1.5% indirect interest, is pursuing the development of timber production under two long-term leases comprising 88,800 hectares (approximately 219,500 acres) in the aggregate with annual cutting rights of 210,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. In June 1996, Forest Starma secured additional cutting rights of 90,000 cubic meters per year. Forest Starma has developed a site, including a jetty, from which it exports timber for markets in the Pacific Rim, primarily Japan. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber (acquired in the development phase) totaling approximately 30,000 cubic meters occurred in the third and fourth quarters of 1995. In 1996, Forest Starma has shipped approximately 60,800 cubic meters of timber (also acquired in the development phase). The related revenues were used to offset development costs.

Capital required by this venture is now projected at approximately $36.2 million through the end of 1996 including $26.9 million in subordinated debt and accrued interest provided by the Company and $9.3 million in third party financing. Forest-Starma completed a $9.3 million project financing, guaranteed by OPIC, in early July 1996. The underlying note is payable in fifteen equal semiannual installments from December 15, 1996 through December 15, 2003 and bears interest at a fixed rate of 7.20%. In addition, a guarantee fee of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to OPIC's guarantee, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest Starma satisfies a production test and certain financial and project development benchmarks. During the second half of 1996, Forest Starma will apply for up to $6.5 million in additional OPIC guaranteed financing for an expansion planned in 1997.

Investments by the Company in Forest Starma aggregated $30.8 million at June 30, 1996, $8.3 million of which was repaid in July 1996 out of the third party loan proceeds described above. Forest Starma is expected to reach an annualized production level of approximately 180,000 cubic meters per year by the end of 1996.

The Company has secured OPIC political risk insurance in amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

In November 1995, Amgun-Forest and Udinskoye, the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 264,700 hectares (approximately 654,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 156,600 hectares (approximately 387,000 acres) with annual cutting rights of 200,000 cubic meters. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects. Preliminary estimates for these two projects are that, prior to securing third-party financing, the Company will provide funding of approximately $1.3 million in 1996.

                                     GENERAL

The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) increased by $2 million in the first half of 1996 to $35 million as cash from operations combined with financing activities slightly exceeded investing activities.

The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility") in the amount of $115 million. Under the Credit Facility, the Company may borrow up to $35 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either
1.25%, 1.50%, or 1.75% in the first year of the agreement and 0.75%, 1.25%, 1.50% or 1.75% for the remaining term as defined under the agreement. At August 9, 1996, the Company had borrowed $28 million under the B-share Revolver and $50 million under the Corporate Revolver. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. The Company used the proceeds from borrowings under the new credit facility to repay in full amounts previously borrowed under the lines of credit with a commercial bank.

The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of June 30, 1996, the Company was in compliance with all applicable covenants of the Credit Facility.

Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of June 30, 1996, the Company entered into two five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts of $40 million and $20 million. Under these agreements, the Company will pay the bank fixed rates of 6.975% and 6.74%, respectively, plus the applicable margin, on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The fair value of these swap agreements was $786,000 at June 30, 1996, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

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

The Company derives a significant portion of its revenues from investment management fees, underwriting and distribution fees and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares generate higher management fees and distribution fees (which are both based on assets of the funds). Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company.

The mutual fund industry is intensely competitive. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but with other financial services products. Some of the Company's competitors have more products and product lines and substantially greater assets under management and financial resources.

As described above, the Company offers a multi-class share structure on its domestic mutual funds. Under such structure, the Company pays to dealers a commission on the sale of back-end load shares but the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years in the case of Class B Shares and which is one year in the case of Class C Shares. The Company's cash flow and results of operations may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. During this period, the Company bears the costs of financing and the risk of market decline.

The businesses of the Company and its financial services subsidiaries are primarily dependent upon their associations with the Pioneer Family of Mutual Funds with which they have contractual relationships. In the event any of the management contracts, underwriting contracts or service agreements were canceled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected.

The Securities and Exchange Commission has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations by the Company or its subsidiaries, may take action which could have a serious effect on the Company.

Because a significant portion of the Company's revenues and net income are derived from the mining and sale of gold by TGL, the Company's earnings are directly related to the price of gold. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand and political and economic conditions. If, as a result of a decline in gold prices, TGL's revenues from gold sales were to fall below cash costs of production, and to remain below cash costs of production for any substantial period, the Company could determine that it is not economically feasible for TGL to continue commercial production.

While an internationally recognized engineering firm audited and verified TGL's gold reserves in August 1995, and indicated that the reserves are estimated in accordance with good engineering practices using current cost estimates, reserve estimates are necessarily imprecise and depend to some extent on statistical inferences drawn from limited drilling which may, on occasion, prove unreliable. Reserve estimates are based upon a number of assumptions, including the price of gold, cut-off grades and operating costs. Increases in operating costs, reduced recovery rates or market price fluctuations of gold may render all or a portion of such reserves uneconomic to mine.

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

The operations at TGL depend on its ability to recruit, train and retain employees with the requisite skills to operate large-scale mining equipment. Although TGL offers its employees an attractive compensation package, competition for skilled labor is strong among the various mines in Ghana. There can be no assurance that the Company's operations will not be adversely affected by a shortage of skilled laborers or by an increase in the time required to fully train new employees.

The Company has incurred considerable expenses in connection with the Forest Starma timber project located in the Russian Far East. Although Forest Starma has commenced harvesting and has made shipments of timber, Forest Starma is still in the development stage. The commercial feasibility of Forest Starma is also dependent upon a number of factors which are not within the control of the Company including the price of timber, the weather and the strength of the Japanese economy, the primary market for Forest Starma's timber. While the Company continues to believe that the project will achieve commercial feasibility, there can be no assurance that it will do so.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Securityholders

        The 1996 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 15, 1996. At the Annual Meeting, the following persons were elected to serve as directors until the next Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified: Robert L. Butler, Philip
L. Carret, John F. Cogan, Jr., Maurice Engleman, Jaskaran Teja, David D. Tripple and John H. Valentine.

        At the Annual Meeting, the stockholders also voted to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the 1996 fiscal year.

        The following is a summary of the voting at the Annual Meeting:

                                                For             Withheld
Election of Directors                           ---             --------

        Robert L. Butler                        21,589,071      35,027
        Philip L. Carret                        21,609,514      14,584
        John F. Cogan, Jr.                      21,587,499      36,599
        Maurice Engleman                        21,574,611      49,487
        Jaskaran S. Teja                        21,586,611      37,487
        David D. Tripple                        21,605,446      18,652
        John H. Valentine                       21,586,611      37,487

                                                For        Against     Abstain
                                                ---        -------     -------

Ratification of Arthur Andersen              21,591,769     9,196      23,133
LLP as independent accountants
for 1996 fiscal year


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a)    Exhibits.

               10.1    1995 Employee Stock Purchase Plan.

               10.2 Loan Agreement dated as of April 23, 1996, by and between Teberebie Goldfields Limited ("TGL") and Caterpillar Financial Services Corporation ("Caterpillar").

               10.3 Chattel Mortgage dated as of April 23, 1996, by and between TGL and Caterpillar.

               10.4 Credit Agreement dated as of June 6, 1996, by and among The Pioneer Group, Inc., certain of its subsidiaries, the Lenders and The First National Bank of Boston, as agent for itself and the other Lenders.

               10.5 Loan Agreement dated as of May 16, 1996, by and between TGL and Caterpillar.

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

                                   THE PIONEER GROUP, INC.

Dated: August 14, 1996             /s/ William H. Keough
       ---------------
                                   William H. Keough
                                   Senior Vice President
                                   Chief Financial Officer
                                   and Treasurer

                                  EXHIBIT INDEX
                                  -------------

10.1    1995 Employee Stock Purchase Plan

10.2 Loan Agreement dated as of April 23, 1996, by and between Teberebie Goldfields Limited ("TGL") and Caterpillar Financial Services Corporation ("Caterpillar").

10.3 Chattel Mortgage dated as of April 23, 1996, by and between TGL and Caterpillar.

10.4 Credit Agreement dated as of June 6, 1996, by and among The Pioneer Group, Inc., certain of its subsidiaries, the Lenders and The First National Bank of Boston, as agent for itself and the other Lenders.

10.5 Loan Agreement dated as of May 16, 1996, by and between TGL and Caterpillar.

11      Computation of earnings per share.

27      Financial Data Schedule.