Form 10-Q
period 1996-09-30
PIONEER GROUP INC
filed 1996-11-14
CIK 733060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996         COMMISSION FILE NO. 0-8841

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


--------------------------------------------------------------------------------
         FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT.



Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                         [X]  Yes               [ ]  No

As of September 30, 1996, there were 24,958,573 shares of the Registrant's Common Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                                   SEPTEMBER 30,     DDECEMBER 31,
                                                                                                       1996              1995
                                                                                                   -------------     -------------
                                                                                                    (UNAUDITED)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates value......................................    $  40,818         $ 27,809
Investment in marketable securities, at value....................................................        5,096            7,630
Receivables:
  From securities brokers and dealers for sales of mutual fund shares............................        8,678           12,385
  For gold shipments.............................................................................        3,806            5,410
  Other..........................................................................................       35,083           14,085
Mining inventory.................................................................................       22,887           15,605
Other current assets.............................................................................       13,698            8,295
                                                                                                      --------         --------
        Total current assets.....................................................................      130,066           91,219
                                                                                                      --------         --------
NONCURRENT ASSETS:
Mining operations:
  Mining equipment and facilities (net of accumulated depreciation of $51,925 in 1996 and $42,631
    in 1995).....................................................................................       90,813           46,980
  Deferred mining development costs (net of accumulated amortization of $12,881 in 1996 and
    $11,420 in 1995).............................................................................        9,763            9,622
Cost of acquisition in excess of net assets (net of accumulated amortization of $8,635 in 1996
  and $6,501 in 1995)............................................................................       23,396           24,784
Long-term venture capital investments, at value (cost $44,517 in 1996 and $38,802 in 1995).......       49,102           44,520
Long-term investments............................................................................       13,101           16,934
Timber project in development:
  Timber equipment and facilities................................................................       14,145            8,130
  Deferred timber development costs..............................................................       20,465           19,653
  Timber inventory...............................................................................        1,899            1,487
Building in progress.............................................................................       22,130           12,239
Furniture, equipment, and leasehold improvements (net of accumulated depreciation and
  amortization of $12,717 in 1996 and $10,558 in 1995)...........................................       14,384           13,766
Dealer advances..................................................................................       32,737           17,095
Other noncurrent assets..........................................................................       19,549           12,640
                                                                                                      --------         --------
        Total noncurrent assets..................................................................      311,484          227,850
                                                                                                      --------         --------
                                                                                                      $441,550         $319,069
                                                                                                      ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold.................................................................     $  8,704         $ 12,369
Accrued expenses and accounts payable............................................................       63,501           28,947
Accrued income taxes.............................................................................           --            1,169
Current portion of notes payable.................................................................        9,281           56,053
                                                                                                      --------         --------
        Total current liabilities................................................................       81,486           98,538
                                                                                                      --------         --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion............................................................      122,492           11,048
Deferred income taxes, net.......................................................................       26,105           14,503
                                                                                                      --------         --------
        Total noncurrent liabilities.............................................................      148,597           25,551
                                                                                                      --------         --------
        Total liabilities........................................................................      230,083          124,089
                                                                                                      --------         --------
Minority interest................................................................................       52,630           44,637
                                                                                                      --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
  Common stock, $10 par value; authorized 60,000,000 shares; issued 24,961,333 shares in 1996 and
    24,833,508 shares in 1995....................................................................        2,496            2,483
  Paid-in capital................................................................................       10,660            7,660
  Retained earnings..............................................................................      149,843          143,603
  Treasury stock at cost, 2,760 shares in 1996 and 0 shares in 1995..............................          (63)              --
                                                                                                      --------         --------
                                                                                                       162,936          153,746
  Less -- Deferred cost of restricted common stock issued........................................       (4,099)          (3,403)
                                                                                                      --------         --------
        Total stockholders' equity...............................................................      158,837          150,343
                                                                                                      --------         --------
                                                                                                      $441,550         $319,069
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED         NINE MONTHS ENDED
                                                       SEPTEMBER 30,             SEPTEMBER 30,
                                                  -----------------------   -----------------------
                                                     1996         1995         1996         1995
                                                  ----------   ----------   ----------   ----------
Revenues and sales:
  Investment management fees....................  $   23,568   $   16,835   $   66,433   $   47,248
  Underwriting commissions and distribution
     fees.......................................       4,231        2,457       12,417        6,132
  Shareholder services fees.....................       6,379        5,603       18,756       16,708
  Trustee fees and other income.................       6,794        3,977       19,347        7,677
                                                  ----------   ----------   ----------   ----------
          Revenues from financial services
            businesses..........................      40,972       28,872      116,953       77,765
  Gold sales....................................      20,956       22,368       58,715       65,707
                                                  ----------   ----------   ----------   ----------
          Total revenues and sales..............      61,928       51,240      175,668      143,472
                                                  ----------   ----------   ----------   ----------
Costs and expenses:
  Management, distribution, shareholder service
     and administrative expenses................      34,286       24,084       96,511       66,827
  Gold mining operating costs and expenses......      18,791       17,071       52,944       47,726
                                                  ----------   ----------   ----------   ----------
          Total costs and expenses..............      53,077       41,155      149,455      114,553
                                                  ----------   ----------   ----------   ----------
Other (income) expense:
  Unrealized and realized gains on venture
     capital and marketable securities
     investments, net...........................        (613)      (2,473)        (975)      (7,132)
  Interest expense..............................         996           26        2,154          557
  Other, net....................................         300          195        1,523          549
                                                  ----------   ----------   ----------   ----------
          Total other (income) expense..........         683       (2,252)       2,702       (6,026)
                                                  ----------   ----------   ----------   ----------
Income before provision for federal, state and
  foreign income taxes and minority interest....       8,168       12,337       23,511       34,945
                                                  ----------   ----------   ----------   ----------
Provision for federal, state and foreign income
  taxes.........................................       2,826        4,981        8,634       13,625
                                                  ----------   ----------   ----------   ----------
Income before minority interest.................       5,342        7,356       14,877       21,320
                                                  ----------   ----------   ----------   ----------
Minority interest...............................         251        1,083        1,152        1,921
                                                  ----------   ----------   ----------   ----------
Net income......................................  $    5,091   $    6,273   $   13,725   $   19,399
                                                  ==========   ==========   ==========   ==========
Earnings per share..............................  $     0.20   $     0.25   $     0.54   $     0.77
                                                  ==========   ==========   ==========   ==========
Dividends per share.............................  $     0.10   $     0.10   $     0.30   $     0.30
                                                  ==========   ==========   ==========   ==========
Weighted average common and common equivalent
  shares outstanding............................  25,470,000   25,371,000   25,462,000   25,297,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     -------------------
                                                                                       1996       1995
                                                                                     --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.......................................................................  $ 13,725   $ 19,399
                                                                                     --------   --------
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..................................................    20,975     17,095
    Unrealized and realized gains on venture capital and marketable securities,
     net...........................................................................      (975)    (7,132)
    Provision on (Equity in earnings of) other investments.........................       161       (481)
    Restricted stock plan expense..................................................     1,114        987
    Deferred income taxes..........................................................    11,602       (643)
    Minority interest..............................................................     1,152     17,944
  Changes in operating assets and liabilities:
    Receivable from securities brokers and dealers for sales of mutual fund
     shares........................................................................     3,707       (286)
    Receivables for gold shipments.................................................     1,604        552
    Other receivables..............................................................   (20,998)    (2,102)
    Mining inventory...............................................................    (7,282)    (4,190)
    Other current assets...........................................................    (5,573)    (2,834)
    Other assets...................................................................    (2,541)      (627)
    Payable to funds for shares sold...............................................    (3,665)       599
    Accrued expenses and accounts payable..........................................    34,554     13,805
    Accrued income taxes...........................................................      (744)      (225)
                                                                                     --------   --------
    TOTAL ADJUSTMENTS..............................................................    33,091     32,462
                                                                                     --------   --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES......................................    46,816     51,861
                                                                                     --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mining equipment and facilities......................................   (53,577)   (10,306)
  Deferred mining development costs, net...........................................    (1,602)      (656)
  Additions to furniture, equipment and leasehold improvements.....................    (3,825)   (15,100)
  Building in progress.............................................................    (9,891)        --
  Investments in marketable securities.............................................    (5,533)    (5,273)
  Proceeds from sale of marketable securities......................................     8,387      2,804
  Long-term venture capital investments............................................    (8,665)    (2,517)
  Proceeds from sale of venture capital investments................................     4,588      4,461
  Deferred timber development costs................................................      (896)    (8,455)
  Timber equipment and facilities..................................................    (6,015)    (6,134)
  Timber inventory.................................................................      (412)        --
  Other investments................................................................    (4,529)    (4,020)
  Cost of acquisition in excess of net assets......................................      (662)    (1,943)
  Long-term investments............................................................    (2,193)   (17,269)
  Proceeds from sale of long-term investments......................................     6,176      2,599
                                                                                     --------   --------
         NET CASH USED IN INVESTING ACTIVITIES.....................................   (78,649)   (61,809)
                                                                                     --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid...................................................................    (7,485)    (7,442)
  Distributions to minority interest holders.......................................      (354)      (350)
  Distributions to limited partners of venture capital subsidiary..................       (23)       (11)
  Exercise of stock options........................................................       254        151
  Restricted stock plan award......................................................        84         15
  Employee stock purchase plan.....................................................       377         --
  Dealer advances..................................................................   (19,901)    (9,946)
  Amounts raised by venture capital investment partnerships........................     7,218         --
  Borrowings.......................................................................   145,206     43,000
  Repayments of notes payable......................................................   (80,534)   (14,382)
                                                                                     --------   --------
         NET CASH PROVIDED BY FINANCING ACTIVITIES.................................    44,842     11,035
                                                                                     --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................    13,009      1,087
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD...................................    27,809     23,118
                                                                                     --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.........................................  $ 40,818   $ 24,205
                                                                                     ========   ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                               SEPTEMBER 30, 1996

NOTE 1 -- NATURE OF OPERATIONS AND ORGANIZATION

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

     The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of three mutual funds, owns 50% of a unitholder servicing agent, manages an institutional venture capital fund and owns a majority interest in a brokerage operation, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services three offshore investment funds, sold primarily in Western Europe, and (iii) Moscow, Russia, where the Company provides financial services, including investment advisory, investment banking and brokerage services, and where the Company owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment operations in the Czech Republic and has invested in investment management operations in India and Taiwan.

     The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. The Company also participates in several natural resource development ventures in Russia, including a project pursuing the development of timber production in the Russian Far East, in which the Company has a 76% direct interest and a 2.1% indirect interest.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1995. The footnotes to the financial statements reported in the 1995 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following: Certain reclassifications have been made to the accompanying 1995 consolidated financial statements to conform with the 1996 presentation.

     Income taxes paid were $515,000 and $14,238,000 for the nine months ended September 30, 1996, and Sepember 30, 1995, respectively. In addition, interest paid was $4,631,000 for the nine months ended September 30, 1996, and $1,793,000 for the nine months ended September 30, 1995. Interest paid in the first nine months of 1996 included capitalized interest of $2,307,000 related to the development of the Company's building in progress and Russian timber operations.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

NOTE 3 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
                                                                     (DOLLARS IN THOUSANDS)
    Gold-in-process............................................     $ 2,100         $ 1,485
    Materials and supplies.....................................      20,787          14,120
                                                                    -------          ------
                                                                    $22,887         $15,605
                                                                    =======         =======

NOTE 4 -- MINING EQUIPMENT

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
                                                                     (DOLLARS IN THOUSANDS)
    Mobile mine equipment......................................     $54,789         $31,482
    Crusher....................................................      19,030          18,460
    Processing plant and laboratory............................       4,996           4,911
    Leach pads and ponds.......................................      17,419          15,726
    Building and civil works...................................      10,801          10,595
    Office furniture and equipment.............................       1,771           1,731
    Motor vehicles.............................................       2,298           1,756
    Construction in progress...................................      29,735           3,161
    Other assets...............................................       1,899           1,789
                                                                   --------         -------
                                                                    142,738          89,611
         Less: accumulated depreciation........................     (51,925)        (42,631)
                                                                    --------        -------
    Total mining equipment.....................................     $90,813         $46,980
                                                                    =======         =======

NOTE 5 -- INCOME TAXES

     The Company adopted the accounting and disclosure rules specified by Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes" as of January 1, 1993. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets consist principally of deferred interest on debt paid to the Company by TGL and on loans to Forest-Starma (the Company's Russian timber venture), non-qualified pension expense, deferred rent expense, and foreign tax credits' temporary differences. Deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

determined by the Board of Directors, generally $.10 per share. The 1995 Plan expires in January 2000. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

     The following tables summarize restricted stock plan activity for the Plans during the first nine months of 1996.

                                                                    UNVESTED SHARES
                                                          ------------------------------------
                                                          1995 PLAN     1990 PLAN      TOTAL
                                                          ---------     ---------     --------
    Balance at 12/31/95.................................       600        401,969      402,569
      Awarded...........................................    74,690             --       74,690
      Vested............................................    (3,305)      (131,588)    (134,893)
      Forfeited.........................................    (1,755)        (8,470)     (10,225)
                                                            ------        -------      -------
    Balance at 9/30/96..................................    70,230        261,911      332,141
                                                            ======        =======      =======

                                                                     VESTED SHARES
                                                          ------------------------------------
                                                          1995 PLAN     1990 PLAN      TOTAL
                                                          ---------     ---------     --------
    Balance at 12/31/95.................................     3,337        353,450      356,787
      Vested............................................     3,305        131,588      134,893
                                                             -----        -------      -------
    Balance at 9/30/96..................................     6,642        485,038      491,680
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

     The following table summarizes all stock option activity since December 31, 1993.

                                                              NUMBER OF        EXERCISE
                                                               SHARES       PRICE PER SHARE
                                                              ---------     ---------------
    Outstanding at December 31, 1993........................  1,635,000      $4.188-$12.000
    Granted.................................................    191,500       15.875-21.250
    Exercised...............................................    (32,000)              4.188
                                                              ---------      --------------
    Outstanding at December 31, 1994........................  1,794,500      $4.188-$21.250
    Granted.................................................    207,500       26.500-27.500
    Exercised...............................................    (25,000)        6.000-6.125
                                                              ---------      --------------
    Outstanding at December 31, 1995........................  1,977,000      $4.188-$27.500
    Granted.................................................     65,500       26.750-28.625
    Exercised...............................................    (44,000)        4.188-7.063
                                                              ---------      --------------
    Outstanding at September 30, 1996.......................  1,998,500      $4.188-$28.625
                                                              =========      ==============

     At September 30, 1996, options to purchase 1,330,900 shares of common stock had vested and were unexercised under the Option Plan.

     On May 4, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1995, the Company issued 18,228 shares under the 1995 Purchase Plan. Through September 30, 1996, the Company issued 16,600 shares under the 1995 Purchase Plan.

NOTE 7 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $2,929,065 at September 30, 1996, which exceeded required net capital of $845,072 by $2,083,993. The ratio of aggregate indebtedness to net capital at September 30, 1996, was 4.33 to 1.

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

NOTE 8 -- BENEFIT PLANS

     The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under section 401 of

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

the Internal Revenue Code of 1986. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under the Benefit Plans were $1,858,000 for the nine months ended September 30, 1996, and $1,610,000 for the nine months ended September 30, 1995.

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

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer mutual funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $62,907,000 for the nine months ended September 30, 1996, and $46,479,000 for the nine months ended September 30, 1995. Underwriting commissions and distribution fees earned from the sales of mutual funds shares were approximately $12,417,000 for the nine months ended September 30, 1996, and $6,132,000 for the nine months ended September 30, 1995, respectively. Shareholder services fees earned from the mutual funds were approximately $18,756,000 for the nine months ended September 30, 1996, and $16,708,000 for the nine months ended September 30, 1995.

     Within the Pioneer mutual funds, revenues from Pioneer II were approximately $23,847,000 for the nine months ended September 30, 1996, and $23,941,000 for the nine months ended September 30, 1995. Revenues from Pioneer Fund were $12,251,000 for the nine months ended September 30, 1996, and $12,110,000 for the nine months ended September 30, 1995.

     Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $1,171,000 for the nine months ended September 30, 1996, and $1,940,000 for the nine months ended September 30, 1995.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     U.S. rental expense was $2,207,000 for the nine months ended September 30, 1996, and $2,243,000 for the nine months ended September 30, 1995. Future minimum payments under the leases amount to approximately $845,000 for the last three months of 1996, $3,448,000 in 1997, $3,584,000 in 1998, $3,509,000 in
1999, $3,364,000 in 2000, $3,441,000 in 2001 and $2,178,000 thereafter. These future minimum payments include estimated annual operating expenses of approximately $201,000 in the last three months of 1996, and $1,520,000 thereafter.

     The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

     At inception, financing requirements for TGL's Phase III mine expansion was estimated at $54 million. By October 25, 1996, third-party financing of approximately $54.2 million had been secured, of which $34.3 million had been drawn down. In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. This loan is guaranteed by the Swedish Export Credits Board. As of October 28, 1996, TGL has drawn down SEK 93.8 million (or

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

approximately $14.1 million). In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. Such revolving facility is subject to renewal in January 1997. At October 28, 1996, Caterpillar had issued disbursements, at TGL's request, for $20.2 million of such facility bearing interest at fixed rates ranging from 7.85% to 8.25%. On October 25, 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to guarantee financing up to $19 million with respect to the Phase III expansion. Disbursement under this facility occurred in early November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998 through September 15, 2003 and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to such OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary and to the extent of dividends received during the construction stage of the Phase III Expansion, to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9.0 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has guaranteed that to the extent that the percentage of gold proceeds that TGL retains offshore decreases below a certain threshold, and further, as a result of regulatory or other government restrictions TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, the Company shall guarantee up to $10.0 million of such obligations. The Company expects to secure insurance for this obligation in the fourth quarter of 1996. In addition to third party financing facilities, the Company provided $9.1 million in bridge financing to TGL during the first nine months of 1996, all of which has been repaid to the Company.

     The Company is committed to additional capital contributions of $1.8 million to Pioneer Poland U.S. L.P. and $1.8 million to Pioneer Poland U.K. L.P. These contributions are due upon call by Management as prior contributions become 80% invested. At September 30, 1996, the Company was committed to additional capital contributions of $2.2 million to Pioneer Ventures Limited Partnership II, a U.S. venture capital fund.

NOTE 11 -- NOTES PAYABLE


     Notes payable of the Company consist of the following:

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                         (DOLLARS IN THOUSANDS)
Revolving Credit Agreement.........................................    $  85,500               --
Lines of Credit....................................................           --         $ 52,000
Preferred shares financing related to the Russian investment operations, principal payable in three annual installments of
  $2,000,000 through 1998, interest payable at 5%..................        4,000            6,000
Small Business Administration ("SBA") financing, notes payable to a bank, interest payable semi-annually at rates ranging from 6.12%
  to 9.8%, principal due in 1998 through 2003......................        4,950            4,950

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1996              1995
                                                                     -------------     ------------
                                                                         (DOLLARS IN THOUSANDS)
Note payable to a bank guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable in semi-annual installments of
  $812,000 through March 31, 1997, interest payable at 5.77%,
  secured by equipment.............................................          812            2,436
Notes payable to a bank, guaranteed by the Company, principal payable in semi-annual installments, of $214,000 through November
  30, 1999, no interest payable, secured by equipment..............        1,501            1,715
Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable in ten semi-annual
  installments of $906,000 beginning no later than July 31, 1997,
  interest payable at 6.42% secured by equipment...................        9,057               --
Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest payable
  at 7.85%, secured by equipment...................................        6,377               --
Note payable to a supplier, principal and interest payable in quarterly installments of $102,000 through April 15, 2001,
  interest payable at 7.85%, secured by equipment..................        1,605               --
Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest payable
  at 8.00%, secured by equipment...................................        5,413               --
Note payable to a supplier, principal payable in quarterly
  installments of $171,000 through September 15, 2001, interest
  payable at 8.25% secured by equipment............................        3,258               --
Project financing, guaranteed by OPIC, payable in fifteen equal semiannual installments from December 15, 1996 through December
  15, 2003, bearing interest at a fixed rate of 7.20%..............        9,300               --
                                                                        --------          -------
                                                                         131,773           67,101
Less: Current portion..............................................       (9,281)         (56,053)
                                                                        --------          -------
                                                                        $122,492          $11,048
                                                                        ========          =======

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility") in the amount of $115 million. Under the Credit Facility, the Company may borrow up to $35 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. See Note 14 below for further discussion on dealer advances. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin tied to the Company's financial performance, of 1.25%, 1.50% or 1.75% in the first year of the agreement and 0.75%, 1.25%, 1.50% or 1.75% for

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

the remaining term as defined under the agreement. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. At September 30, 1996, the Company had borrowed $54.5 million under the Corporate Revolver and $31 million under the B-share Revolver. The Company used the proceeds from the borrowings under the new credit facility to repay in full amounts previously borrowed under the lines of credit with a commercial bank. For the nine months ended September 30, 1996, the weighted average interest rate on the borrowings under the Credit Facility and lines of credit outstanding was 7.1%.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of September 30, 1996, the Company was in compliance with all applicable covenants of the Credit Facility.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of September 30, 1996, the Company entered into four five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts of $40 million, $20 million, $10 million and $10 million, respectively. Under these agreements, the Company will pay the bank fixed rates of 6.975%, 6.74%, 6.7% and 6.62%, repectively, plus the applicable margin, on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $228,000 of interest expense on these swap agreement at September 30, 1996. The fair value of these agreements was $1,024,000, at September 30, 1996, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

     Maturities of notes payable at September 30, 1996 for each of the next five years and thereafter are as follows (dollars in thousands):

        10/1/96-9/30/97...................................................   $  9,281
        10/1/97-9/30/98...................................................     10,162
        10/1/98-9/30/99...................................................      6,987
        10/1/99-9/30/00...................................................      6,801
        10/1/00-9/30/01...................................................     93,644
        Thereafter........................................................      4,898
                                                                             --------
                                                                             $131,773
                                                                             ========

NOTE 12 -- MAJOR CUSTOMERS AND EXPORT SALES

     During the nine months ended September 30, 1996, gold sales aggregated $58.7 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $26.2 million and $32.5 million of total gold sales, respectively, representing 100% of such total gold sales.

     During the nine months ended September 30, 1995, gold sales aggregated $65.7 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $37.1 million and $28.6 million of total gold sales, respectively, representing 100% of such total gold sales.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

NOTE 13 -- ACQUISITIONS

     Cost in excess of net assets acquired, net, as reflected in the accompanying consolidated balance sheets, consists of the following:

                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                     1996              1995
                                                                 -------------     ------------
                                                                     (DOLLARS IN THOUSANDS)

    Mutual of Omaha Fund Management Company....................     $19,179           $20,768
    Russian investment operations..............................       2,532             2,050
    Gold mining operations.....................................       1,685             1,966
                                                                    -------           -------
                                                                    $23,396           $24,784
                                                                    =======           =======

NOTE 14 -- DEALER ADVANCES

     Certain of the Pioneer Family of Mutual Funds maintain a multi-class share structure, whereby the participating funds offer both the traditional front-end load shares (Class A shares) and back-end load shares (Class B and Class C shares). Back-end load shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years in the case of Class B shares and is one year in the case of C shares. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4% of the sales transaction amount on Class B shares and 1% on Class C shares. The participating Funds pay the Company distribution fees of 0.75% and service fees of 0.25%, per annum of their net assets invested in Class B and Class C shares, subject to annual renewal by the participating Fund's Board of Trustees. In addition, the Company is paid a contingent deferred sales charge (CDSC) on B and C shares redeemed within the minimum holding period. The CDSC is paid based on declining rates ranging from 2% to 4% on the purchases of Class B shares and 1% for Class C shares. The Company capitalizes and amortizes Class B share dealer advances for book purposes over periods which range from three to six years depending on the participating Fund. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution and service fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly. For the nine months ended September 30, 1996, and September 30, 1995, the Company paid dealer advances in the amount of $20.4 million and $9.9 million, respectively.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

NOTE 15 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) by business segment before income taxes and minority interest, excluding intersegment transactions, were as follows:

                                             MUTUAL FUND
                         INVESTMENT         UNDERWRITING            VENTURE CAPITAL         SHAREHOLDER
                         MANAGEMENT           AND OTHER               INVESTMENTS             SERVICES          GOLD MINING
                      ----------------  ---------------------     -------------------     ----------------  --------------------
  NINE MONTHS ENDED   9/30/96  9/30/95  9/30/96      9/30/95      9/30/96     9/30/95     9/30/96  9/30/95  9/30/96      9/30/95
--------------------- -------  -------  --------     --------     -------     -------     -------  -------  --------     -------
                                                          (DOLLARS IN THOUSANDS)(UNAUDITED)
Revenues & Other In-
  come............... $68,790  $49,431  $ 26,287     $ 10,895     $2,770      $  680      $19,106  $16,759  $ 58,715     $65,707
                      =======  =======  ========     ========     =======     =======     =======  =======  ========     =======
Income (loss) Before
  Income Taxes & Mi-
  nority Interest.... $38,563  $32,785  $(18,008)(1) $(19,023)(1) $(2,315)(2) $3,056 (2)  $1,756   $1,437   $  5,038(3)  $17,239(3)
                      =======  =======  ========     ========     =======     =======     =======  =======  ========     =======
Depreciation &
  Amortization....... $1,372   $1,006   $  7,400     $  4,100     $   91      $   81      $1,656   $1,251   $ 11,486     $11,644
                      =======  =======  ========     ========     =======     =======     =======  =======  ========     =======
Capital
  Expenditures....... $10,609  $9,871   $  1,976     $  2,638     $   37      $   55      $1,094   $2,470   $ 53,577     $10,372
                      =======  =======  ========     ========     =======     =======     =======  =======  ========     =======
Identifiable Assets
  at Quarter End..... $80,544  $72,265  $114,093     $ 53,762     $63,855     $32,555     $8,438   $7,532   $129,652     $77,923
                      =======  =======  ========     ========     =======     =======     =======  =======  ========     =======


                              OTHER               CONSOLIDATED
                       -------------------     ------------------
  NINE MONTHS ENDED    9/30/96     9/30/95     9/30/96   9/30/95
---------------------  -------     -------     --------  --------

Revenues & Other In-
  come...............  $    0      $    0      $175,668  $143,472
                       =======     =======     ========  ========
Income (loss) Before
  Income Taxes & Mi-
  nority Interest....  $(1,523)(4) $ (549 )(4) $ 23,511  $ 34,945
                       =======     =======     ========  ========
Depreciation &
  Amortization.......  $   84      $    0      $ 22,089  $ 18,082
                       =======     =======     ========  ========
Capital
  Expenditures.......  $6,015      $6,134      $ 73,308  $ 31,540
                       =======     =======     ========  ========
Identifiable Assets
  at Quarter End.....  $44,968     $30,895     $441,550  $274,932
                       =======     =======     ========  ========

---------------
(1) Net of interest expense related to third parties of approximately $1,734 for the nine months ended September 30, 1996 and $20 for the nine months ended September 30, 1995.

(2) Net of interest expense related to third parties of approximately $302 for the nine months ended September 30, 1996 and $301 for the nine months ended September 30, 1995.

(3) Net of interest expense related to third parties of approximately $118 for the nine months ended September 30, 1996 and $236 for the nine months ended September 30, 1995.

(4) Net of expense related to the Company of $494 for the nine months ended September 30, 1996 and $0 for the nine months ended September 30, 1995. These expenses were related to the Company's Russian natural resources ventures.


                        PART I -- FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SUMMARY OF OPERATIONS

     The Pioneer Group, Inc. (the "Company") reported third quarter 1996 earnings of 20 cents per share, 5 cents per share lower than earnings in the third quarter of 1995, primarily as a result of lower earnings from its gold mining operations. The Company's gold mining operations, consisting of its wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), and PGL's 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"), earned 4 cents per share in the third quarter of 1996 versus 11 cents per share in the third quarter of 1995. Third quarter results included earnings of 14 cents per share from the Company's worldwide investment management businesses, down 1 cent per share from the third quarter of 1995. The Company had significantly higher earnings from its domestic mutual fund operations (from 11 cents to 18 cents). These earnings were offset by costs and expenses of 5 cents per share associated with the development of the Company's mutual fund operations in the Czech Republic and decreased earnings of 3 cents per share from the Company's Russian investment operations. Gross revenues in the third quarter of 1996 were $61.9 million, $10.7 million higher than the third quarter of 1995.

     For the nine months ended September 30, 1996, the Company reported earnings of 54 cents per share, 23 cents per share lower than earnings for the first nine months of 1995. Gold mining earnings of 11 cents per share were 29 cents lower than earnings in the comparable 1995 period. Results for the nine months ended September 30, 1996, included earnings of 47 cents per share from the Company's worldwide investment management businesses, up 15 cents per share from the first nine months of 1995. Earnings from the Company's domestic mutual fund operations of 47 cents per share increased by 22 cents and earnings from its Russian investment operations of 7 cents per share increased by 4 cents. These earnings were partially offset by decreased earnings of 5 cents per share from Polish mutual fund operations and costs and expenses of 6 cents per share associated with the Czech Republic mutual fund operations. The Company's worldwide venture capital operations had no earnings in the first nine months of 1996 compared to earnings of 6 cents in the first nine months of 1995. The Company's various other Russian natural resources businesses lost 4 cents per share in the first nine months of 1996 compared to a loss of 1 cent in the first nine months of 1995. Gross revenues in the first nine months of 1996 were $175.7 million, $32.2 million higher than the first nine months of 1995.

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

     Revenues from the worldwide financial services businesses of $41.0 million and $117.0 million, respectively, for the third quarter and nine months ended September 30, 1996, were $12.1 million and $39.2 million higher, respectively, than revenues in the comparable 1995 periods as a result of increases in all revenue categories as discussed below.

     Management fees of $23.6 million in the third quarter of 1996 were $6.7 million, or 40%, higher than management fees in the third quarter of 1995. Almost 80% of the increase resulted from higher management fees earned from the Company's U.S. registered mutual funds. The shareholders of the Company's two largest U.S. registered mutual funds approved management fee increases effective May 1, 1996. The Company earned an additional $1.9 million of management fees in the third quarter from these funds. The balance of the increase in management fees earned from the U.S. registered mutual funds resulted from an increase in assets. For the nine months ended September 30, 1996, management fees were $66.4 million, $19.2 million, or 41%, higher than management fees for the first nine months of 1995, most of which resulted from increased management fees earned from the Company's U.S. registered mutual funds.

     Assets under management of $15.9 billion at September 30, 1996, increased by $2.1 billion over the 1995 year-end level and by $2.5 billion over the September 30, 1995 level. The respective increases in assets under management in both time periods were principally attributable to strong U.S. registered mutual fund net sales and a higher stock market.

     In the third quarter of 1996, underwriting commissions and distribution fees of $4.2 million were $1.8 million, or 72%, higher than underwriting commissions and distribution fees in the third quarter of 1995. Sales of the Company's U.S. registered mutual funds (including dividends reinvested) of $558 million in the third quarter of 1996 were $150 million, or 37%, higher than sales during the prior year's comparable period, while redemptions of $329 million increased by 23%. In the third quarter of 1996, the Company had net sales of $229 million compared to $140 million in the third quarter of 1995. Sales of Polish mutual funds increased from $3 million in the third quarter of 1995 to $109 million in the third quarter of 1996. Underwriting commissions on sales of the Polish mutual funds increased by $0.4 million as a result of the increased sales. Distribution fees increased by $1.4 million as a result of increased average assets under management of the Company's back-end load funds.

     For the nine months ended September 30, 1996, underwriting commissions and distribution fees of $12.4 million were $6.3 million, or 102%, higher than underwriting commissions and distribution fees for the first nine months of 1995. Underwriting commissions earned from sales of U.S. registered mutual funds increased by $1.2 million as a result of significantly higher sales. U.S. registered mutual fund sales of $2.1 billion for the first nine months of 1996 were $880 million, or 74%, higher than sales during the prior year's comparable period, while redemptions of $1.1 billion increased by $269 million, or 34%. In the first nine months of 1996, the Company had net sales of $1.0 billion compared to $404 million in the first nine months of 1995. Sales of Polish mutual funds were $197 million in the first nine months of 1996 versus $17 million in the first nine months of 1995. As a result of the increase in sales of Polish mutual funds, underwriting commissions increased by $1.2 million. Distribution fees increased by $3.7 million as a result of increased average assets under management of the Company's back-end load funds.

     Shareholder services fees of $6.4 million and $18.8 million for the third quarter and nine months ended September 30, 1996, respectively, increased by $0.8 million, or 14%, and $2.0 million, or 12%, respectively, over the comparable 1995 periods, as a result of an increase in the number of shareholder accounts and a fee increase effective January 1, 1996.

     Trustee fees and all other income of $6.8 million and $19.3 million for the third quarter and nine months ended September 30, 1996, respectively, increased by $2.8 million and $11.7 million over the comparable 1995 periods, principally from interest and dividend income from the Company's Russian investment management operations.

     Costs and Expenses. In the third quarter of 1996, costs and expenses of the worldwide financial services businesses of $34.3 million increased by $10.2 million, or 42%, over 1995's third quarter. Approximately half of the increase in expenses resulted from the following accounting conventions or unusual circumstances: (i) $2.5 million represented expenses related to the Company's Russian investment operations which were acquired in April 1995 and which are accounted for on the consolidation method, (ii) $1.9 million represented costs attributable to the development of the Company's Czech Republic mutual fund operations, and (iii) $1.1 million related to expenses associated with the amortization of dealer advances resulting from substantial increases in sales of back-end load mutual fund shares. These amortization expenses were more than offset by the increase in distribution fees ($1.4 million) resulting from the increased asset levels. The remainder of the increase in expenses resulted principally from higher payroll costs, higher costs related to additional office space and higher costs related to mutual fund distribution (including printing and mailing of sales literature, paying commissions earned by the sales force and mutual fund advertising and public relations).

     For the first nine months of 1996, costs and expenses of the worldwide financial services businesses of $96.5 million increased by $29.7 million, or 44%, over the first nine months of 1995. Approximately half of the increase in expenses resulted from: (i) $9.9 million in expenses related to the Company's Russian investment operations, (ii) $2.2 million of costs attributable to the Company's Czech Republic operations, and (iii) $3.0 million related to expenses associated with the amortization of dealer advances resulting from substantial increases in sales of back-end load mutual fund shares. These amortization expenses were more than offset by the $3.7 million increase in distribution fees. The other half of the increase in expenses resulted from higher payroll costs, higher costs related to additional office space and higher costs related to mutual fund distribution.

     Other Income and Expense. The Company reported net venture capital investment portfolio losses of $0.1 million (excluding operating expenses) in the third quarter of 1996 and net gains of $0.5 million in the first nine months of 1996, compared to net gains of $0.7 million and $4.8 million, respectively, for the comparable 1995 periods, from investments in the Company's U.S. venture capital portfolio. The Company's investments in its own mutual funds, principally during their startup phase, resulted in net gains of $0.2 million in the third quarter and $0.3 million in the nine months ended September 30, 1996. In the third quarter and nine months ended September 30, 1995, these investments had net gains of $0.1 million and $0.6 million, respectively. The Company reported net gains of $0.5 million and $0.2 million for the third quarter and nine months ended September 30, 1996, respectively, from investments held by the First Voucher Fund (the "Voucher Fund"), the Russian investment fund in which the Company owns a 51% interest. The Company reported net gains of $1.7 million from the Voucher Fund in both 1995 periods.

     Interest expense increased by $1.0 million and $1.6 million for the third quarter and nine months ended September 30, 1996, resulting from increased borrowings by the Company under its senior credit facility which is discussed below. Other expenses, net, increased by $0.1 million and $1.0 million for the third quarter and nine months ended September 30, 1996, respectively, principally as the result of expenses incurred by the Company with respect to its various Russian natural resources development businesses.

     Taxes. The Company's effective tax rate for the worldwide financial services businesses was 35% for the third quarter of 1996 and 37% for the nine months ended September 30, 1996, compared to 42% and 43% for the respective 1995 periods. The effective rates decreased as a result of the tax exempt interest income associated with the Company's Russian investment operations.

LIQUIDITY AND CAPITAL RESOURCES

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At September 30, 1996, the Company served as trustee for $4.8 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.3%. The Company's stockholders' equity of $159 million at September 30, 1996, would permit it to serve as trustee for up to $7.9 billion of qualified plan assets.

     For certain of the Pioneer Family of Mutual Funds, the Company has introduced a multi-class share structure. Under the multi-class share structure, the participating (or "multi-class") funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares. The Company, however, pays "up-front" commissions to broker-dealers related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The multi-class funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $631 million in the first nine months of 1996 versus $280 million in the first nine months of 1995 and dealer advances totaled

$20.4 million in the first nine months of 1996 versus $9.9 million in the first nine months of 1995. Dealer advances, net of amortization, were $32.7 million at September 30, 1996. The Company intends to continue to finance this program, in part, through the senior credit facility described in the section entitled "General."

     In April 1995, the Company acquired approximately 51% of the shares of the Voucher Fund, the largest voucher investment fund established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a subsidiary of the Company. In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through its subsidiary, Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds the right to manage the Voucher Fund's investments. Pioneer Omega paid $2.0 million in cash and issued preferred shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. The Company will pay a total of $6.6 million for the Omega shares over a three-year period as the put and/or call options are exercised. In April 1996, the Company exercised its option and purchased the first tranche of Omega shares for $2.1 million.

     The Company's Russian investment operations are consolidated under PFR. In September 1996, PFR executed agreements with the International Finance Corporation ("IFC"), a member of the World Bank Group, pursuant to which the IFC agreed to invest up to $4 million to acquire a 20% equity interest in PFR. It is anticipated that this transaction will be completed in the fourth quarter of 1996.

     The Company, through its affiliate Pioneer Omega, has secured Overseas Private Investment Corporation ("OPIC") "political risk" insurance covering the Voucher Fund and PFR's subsidiaries in an amount up to $68 million which would protect 90% of the Company's equity investment and a proportionate share of cumulative retained earnings.

                    NATURAL RESOURCE DEVELOPMENT BUSINESSES

                              GOLD MINING BUSINESS

     The gold mining business earned $1.0 million, or 4 cents per share, in the third quarter of 1996, 7 cents per share below 1995's third quarter earnings of 11 cents. For the nine months ended September 30, 1996, earnings of $2.8 million, or 11 cents per share, were 29 cents per share below earnings for the corresponding period in 1995.

     Revenues decreased by 6% to $21.0 million compared with the third quarter of 1995 as gold sales decreased by 6% to 54,800 ounces while the average realized price of gold remained relatively unchanged at $382 per ounce. Revenues decreased by 11% to $58.7 million compared with the first nine months of 1995 as gold sales decreased by 12% to 150,600 ounces while the average realized price of gold increased by less than 2% to $390 per ounce. The decrease in production was largely attributable to (i) equipment availability problems and (ii) abnormally heavy rainfall in the second quarter and first half of the third quarter of 1996 resulting in excessive dilution in the production process.

     Management believes that fourth quarter production will be approximately 65,000 ounces. This production target is primarily dependent upon the continuing successful phase-in of the new and larger mining equipment, in addition to the normal uncertainties associated with gold mining. See "Future Operating Results" below.

RESULTS OF OPERATIONS

     The following table compares TGL's production results, cash costs and total costs per ounce for the three and nine months ended September 30, 1996, with the same periods in 1995:

                                           THREE MONTHS ENDED                  NINE MONTHS ENDED
                                              SEPTEMBER 30,                      SEPTEMBER 30,
                                    ---------------------------------   --------------------------------
                                                          INCREASE/                           INCREASE/
                                     1996       1995     (DECREASE)      1996        1995     (DECREASE)
                                    ------     ------   -------------   -------     -------   ----------
Production (ounces)...............  54,800     58,500       (3,700)     150,600     171,800     (21,200)
                                    ======     ======       ======      =======     =======     =======
Cash Costs:
  Production Costs................  $  209     $  168      $    41      $   222     $   161    $     61
  Royalties.......................      11         12           (1)          11          11          --
  General and administrative......      34         29            5           37          28           9
                                    ------     ------       ------      -------     -------     -------
     Cash Costs Per Ounce.........     254        209           45          270         200          70
Non-Cash Costs:
  Depreciation and Amortization...      80         70           10           77          68           9
  Other...........................       2          6           (4)           2           5          (3)
                                    ------     ------       ------      -------     -------     -------
     Cost of Production Per
       Ounce......................     336        285           51          349         273          76
Interest and other costs..........      10         10           --           10           9           1
                                    ------     ------       ------      -------     -------     -------
     Total Costs Per Ounce........  $  346     $  295      $    51      $   359     $   282    $     77
                                    ======     ======       ======      =======     =======     =======

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, waste to ore or "stripping" ratio, age of equipment and associated equipment availability, weather conditions, labor availability, haul distances, foreign exchange fluctuations and the inherent lag in gold production from new heap leach operations. Production costs per ounce during the three and nine months ended September 30, 1996, increased by $41 and $61, respectively, over the three and nine months ended September 30, 1995, because of the increase in production costs and the lower gold production. The increase in production costs was attributable principally to higher than anticipated mining equipment maintenance costs, an increase in the stripping ratio, and higher labor costs associated with TGL's collective bargaining agreement with the Ghana Mineworkers' Union ("GMU"). Although consistent with expectations, the stripping ratio in the three and nine months ended September 30, 1996, increased by approximately 40% and 25%, respectively, to 4.21:1 and 3.41:1, compared with the three and nine months ended September 30, 1995, contributing to an increase in variable costs such as fuel and drilling and blasting costs.

     A comparison of key production statistics for the three and nine months ended September 30, 1996 and 1995 is shown on the following table:

                                                         THREE MONTHS          NINE MONTHS
                                                            ENDED                 ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                       ----------------     -----------------
                                                        1996      1995       1996       1995
                                                       ------     -----     ------     ------
    Tonnes mined (in thousands):
    Waste............................................   6,343     3,751     13,480     11,225
    Run-of-mine......................................   1,509     1,498      4,807      3,282
                                                       ------     -----     ------     ------
    Tonnes Waste and Run-of-Mine.....................   7,852     5,249     18,287     14,507
    Ore..............................................   1,866     1,775      5,364      5,357
                                                       ------     -----     ------     ------
    Total Tonnes Mined...............................   9,718     7,024     23,651     19,854
                                                       ======     =====     ======     ======
    Stripping Ratio (waste + run of mine / ore)        4.21:1      2.96     3.41:1     2.71:1
    Ore Processed....................................   1,445     1,890      4,757      5,421
    Process Grade (grams/tonne)......................    1.19      1.31       1.26       1.29

     Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. Such operating ratio represents the percentage that operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. For the nine months ended September 30, 1995 and 1996, the royalty rate payable by TGL remained at 3% of operating revenue, the minimum permitted by law, principally because of a sustained level of capital expenditures and associated capital allowances.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal expenses, employee meals, rents, vehicle expenditures, and customs clearing costs. Since these costs are relatively fixed and unrelated to production levels, the cost per ounce during the three and nine months ended September 30, 1996, increased by $5 per ounce and $9 per ounce, respectively, compared with the three and nine months ended September 30, 1995, because of production decreases of 6% and 12%, respectively, coupled with an increase in the underlying costs. The cost increase was attributable primarily to increases in salaries and benefits relating to the GMU collective bargaining agreement and increases in commercial insurance premiums and employee meals.

     Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant and equipment over the lesser of their estimated useful lives and ten years. These costs increased by $10 per ounce and $9 per ounce, respectively, during the three and nine months ended September 30, 1996, compared with the three and nine months ended September 30, 1995, principally because of increases in the depreciable asset base and the continued use of fully depreciated leach pads by the original East Plant in the second quarter of 1995. Regarding the latter point, the East Plant continued to use pads that were fully depreciated in the first quarter of 1995, decreasing the cost per ounce in the first nine months of 1995. Capital additions which increased depreciation expense in 1996 included mining equipment, capitalized rebuilds of mining equipment, and the West Plant run-of-mine pad. In addition, the depreciation cost per ounce increased slightly because of the effect of lower production on depreciation calculated on a straight-line basis.

     Other. Other costs represent a provision for future reclamation costs and costs related to exploration activities conducted by TGL at the Teberebie concession and in other parts of Ghana. The decrease in the cost per ounce in the three and nine months ended September 30, 1996, compared with the three and nine months ended September 30, 1995, was directly attributable to a decrease in exploration core drilling.

     Interest and Other Costs. Interest and other costs comprise interest expense, foreign exchange gains and losses, political risk insurance premiums, gold price floor program premiums, goodwill amortization, and interest income. These costs remained relatively constant, on a per ounce basis, in the current periods compared with the three and nine months ended September 30, 1995.

     Income Taxes. The statutory tax rate for mining companies in Ghana during 1995 and the first nine months of 1996 was 35%. The effective tax rates during the first nine months of 1995 and 1996 were 34% and 35%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow. PGL's cash balances decreased by $2.0 million to $0.3 million during the nine months ended September 30, 1996. Cash generated from operating activities aggregated $19.6 million while capital expenditures and loan principal payments were $55.4 million and $4.7 million, respectively. Major capital expenditures by TGL during 1996 included: $23.0 million for mining equipment; $22.7 million for crushing, stacking, and pad and pond development costs related to the Phase III mine expansion (as further described below); and $2.4 million for other leach pad and pond development. TGL received approximately $25.7 million in supplier financing and $9.1 million in bridge financing from the Company during the first nine months of 1996. Otherwise, TGL generated sufficient operating cash flow to fund all of its scheduled third-party debt service payments and short-term cash commitments.

     Third-Party Debt. At September 30, 1996, third-party debt aggregated $28.0 million, including $1.5 million which was guaranteed by the Company. Including Phase III expansion financing, scheduled third-party debt service for the remainder of 1996 is expected to aggregate $1.4 million, all of which is expected to be funded by mining operations revenues.

     Risk Management. In the past, TGL purchased put options to secure a minimum selling price for its gold. All outstanding options expired on March 31, 1996, and TGL currently does not intend to renew these options unless the price of gold declines to below $375 per ounce.

     The Company maintains $66.1 million of political risk insurance principally from OPIC covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. In addition to other commercial insurance policies, TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

     Phase III Mine Expansion. In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III will include a further heap leach operation and the construction of a near-pit gyratory crushing facility which will act as the primary crushing facility for both the existing West Plant and the new South Plant. Phase III will also gradually introduce a new and larger mining fleet, with the objective of mining at an annualized rate of approximately 60 million tonnes of material per year (including 12 million tonnes of crushed ore) and raising overall gold production to at least 400,000 ounces per year commencing in 1998. Realization of this objective is subject to the uncertainties inherent in any mining and processing operation. The initial work on the project has commenced. The major crushing equipment has been delivered to the site and installation has commenced. The initial mining equipment, consisting of six CAT 785 trucks and two CAT 5230 hydraulic shovels, has also been delivered to the site and good progress is being made in training operators on the new equipment. Total capital investment planned for 1996 is approximately $74 million, including $45 million in expansion capital. Expansion capital represents approximately $31 million for the purchase of crushing and processing facilities and approximately $14 million for incremental mining equipment.

     Financing Facilities. At inception, financing requirements for the Phase III mine expansion were estimated at $54 million. By October 25, 1996, third-party financing of approximately $54.2 million had been secured, of which $34.3 million had been drawn down.

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. This loan is guaranteed by the Swedish Export Credits Board. As of October 28, 1996, TGL had drawn down SEK
93.8 million (or approximately $14.1 million). In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. Such revolving facility is subject to renewal in January 1997. At October 28, 1996, Caterpillar had issued disbursements, at TGL's request, for $20.2 million of such facility bearing interest at fixed rates ranging from 7.85% to 8.25%. On October 25, 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to guarantee financing up to $19 million with respect to the Phase III expansion. Disbursement under this facility occurred in early November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998 through September 15, 2003 and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to the financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9.0 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has guaranteed that to the extent that the percentage of gold proceeds that TGL retains offshore decreases below a certain threshold, and, as a result of regulatory or other government restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, the Company shall guarantee up to $10.0 million of such obligations. The Company expects to secure insurance for this obligation in the fourth quarter of 1996. In addition to third party financing facilities, the Company provided $9.1 million in bridge financing to TGL during the first nine months of 1996, all of which has been repaid to the Company.

RESERVES

     The following table sets forth the proven and probable in situ reserves of TGL as of December 31, 1995. The cut-off grades used to delineate the reserves are 0.765 grams per tonne for crushed ore and 0.25 grams per tonne for run-of-mine at a gold price of $385 per ounce.

                                               CRUSHED ORE                        RUN-OF-MINE
                                     --------------------------------   -------------------------------
                                                   GRAMS                             GRAMS
                                                    PER                               PER
MINEABLE RESERVES                      TONNES      TONNES    OUNCES       TONNES     TONNES    OUNCES
-----------------                    -----------   ------   ---------   ----------   ------   ---------
Total Proven.......................  149,236,000    1.46    7,039,000   49,859,000    0.54      865,000
Total Probable.....................   22,740,000    1.41    1,030,000    8,625,000    0.56      154,000
Total Reserves.....................  171,976,000    1.46    8,069,000   58,484,000    0.54    1,019,000

                      TOTAL RESERVE OUNCES.............................. 9,088,000
                                                                         =========

                                TIMBER BUSINESS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's Russian venture, Forest-Starma, in which the Company has a 76% direct interest and a 2.1% indirect interest, is pursuing the development of timber production under a long-term lease comprising 89,000 hectares in the aggregate with annual cutting rights of 210,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. In June and September 1996, Forest-Starma secured additional cutting rights of 358,000 cubic meters per year. Forest-Starma has developed a site, including a jetty, from which it exports timber for markets in the Pacific Rim, primarily Japan. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber totaling approximately 30,000 cubic meters occurred in the third and fourth quarters of 1995. In 1996, Forest-Starma has shipped approximately 91,900 cubic meters of timber through September 30. Since the project is still in the development stage, the related revenues were used to offset capitalized development costs.

     Capital required by this venture is now projected at approximately $37 million through the end of 1996, including $27.3 million in subordinated debt and accrued interest provided by the Company and $9.7 million in third party financing principal, interest and fees. In this connection, Forest-Starma completed a $9.3 million project financing, guaranteed by OPIC, in early July 1996. The underlying note is payable in fifteen equal semiannual installments from December 15, 1996, through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a guarantee fee of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to OPIC's guarantee, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. During the second half of 1996, Forest-Starma will apply for up to $6.5 million in additional OPIC guaranteed financing for an expansion planned in 1997.

     Direct investments by the Company in Forest-Starma aggregated $23.6 million at September 30, 1996. Forest-Starma is expected to reach an annualized production level of approximately 180,000 cubic meters per year by the end of 1996.

     The Company has secured OPIC political risk insurance in amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

     In 1995, Amgun-Forest and Udinskoye, the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 264,700 hectares (approximately 654,000 acres) with annual cutting rights of 350,000 cubic meters. The Udinskoye lease covers 156,600 hectares (approximately 387,000 acres) with annual cutting rights of 200,000 cubic meters. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects. Preliminary estimates for these two projects are that, prior to securing third-party financing, the Company will provide funding of approximately $1.3 million in 1996.

                                    GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) increased by $12.5 million in the first nine months of 1996 to $45.6 million principally from increased cash from the Russian investment operations.

     The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility") in the amount of $115 million. Under the Credit Facility, the Company may borrow up to $35 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of 1.25%, 1.50%, or 1.75% in the first year of the agreement and 0.75%, 1.25%, 1.50% or 1.75% for the remaining term as defined under the agreement. At October 31, 1996, the Company had borrowed $31 million under the B-share Revolver and $54.5 million under the Corporate Revolver. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of September 30, 1996, the Company was in compliance with all applicable covenants.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of September 30, 1996, the Company had entered into four five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts of $40 million, $20 million, $10 million and $10 million, respectively. Under these agreements, the Company will pay the bank fixed rates of 6.975%, 6.74%, 6.70% and 6.62%, respectively, plus the applicable margin, on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share

Revolver. The fair value of these swap agreements was $1,024,000 at September 30, 1996, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategies for its worldwide financial services and natural resource development businesses, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

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

     The businesses of the Company and its domestic financial services subsidiaries are primarily dependent upon their associations with the Pioneer Family of Mutual Funds with which they have contractual relationships. In the event any of the management contracts, underwriting contracts or service agreements were canceled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected.

     The Securities and Exchange Commission has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations by the Company or its subsidiaries, may take action which could have a serious effect on the Company and its financial performance.

     Because a significant portion of the Company's revenues and net income are derived from the mining and sale of gold by TGL, the Company's earnings are directly related to gold production and the price of gold. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, weather conditions and the continued political stability in the Republic of Ghana. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand and political and economic conditions. If, as a result of a decline in gold prices, TGL's revenues from gold sales were to fall below cash costs of production, and to remain below cash costs of production for any substantial period, the Company could determine that it is not economically feasible for TGL to continue commercial production.

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

     To attain projected levels of gold production, TGL must successfully complete its Phase III mine expansion, and the new crushing facility to be constructed in connection with Phase III, the South Plant, must become operational on time. The Company believes that the construction schedule for Phase III is feasible. There can, however, be no assurance that Phase III will in fact be completed or become operational in accordance with TGL's current proposed construction schedule. As a result, future gold production achieved by the Teberebie mine may fail to meet current projections.

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

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        10.1 Sublease dated as of August 15, 1996 between The Pioneer Group, Inc. and Citizens Financial Group, Inc.

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

                                          THE PIONEER GROUP, INC.


Dated: November 13, 1996                  /s/  William H. Keough
                                          -----------------------
                                          William H. Keough
                                          Senior Vice President
                                          Chief Financial Officer
                                          and Treasurer

                                 EXHIBIT INDEX

10.1 Sublease dated as of August 15, 1996, between The Pioneer Group, Inc. and Citizens Financial Group, Inc.

11   Computation of earnings per share.

27   Financial Data Schedule