Form 10-K
period 1996-12-31
PIONEER GROUP INC
filed 1997-03-31
CIK 733060

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X]
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[  ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                         FOR THE TRANSITION PERIOD FROM ------------- TO

                              --------------------

                         COMMISSION FILE NUMBER 0-8841
                            THE PIONEER GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                        13-5657669
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                        Identification No.)
                                       60 STATE STREET,
                                 BOSTON, MASSACHUSETTS 02109
                                        (617) 742-7825
    (Address, including zip code, and telephone number, including area code, of principal executive offices)

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

                     Yes  X                No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Based on the last sale price of the Registrant's Common Stock on the Nasdaq National Market of $26.75 on March 24, 1997, the aggregate market value of the shares of voting stock held by non-affiliates of the Registrant on that date was $569,125,403.

     As of March 24, 1997, 25,130,568 shares of the Registrant's Common Stock, $0.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1996 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV (as indicated in such parts).

(2) Certain information called for by Part III (as indicated therein) is incorporated from the Registrant's definitive proxy materials for use in connection with the 1997 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

                                    OVERVIEW

     FINANCIAL SERVICES. The Pioneer Group, Inc., a corporation organized under the laws of the State of Delaware in 1956 (the "Company"), and its wholly owned subsidiaries, are engaged in four lines of financial services businesses in the United States: (i) investment manager to 30 open-end U.S. registered investment companies and one closed-end U.S. registered investment company (collectively, the "mutual funds") and eight institutional accounts, (ii) distributor of shares of open-end mutual funds, (iii) shareholder servicing agent for open-end mutual funds, and (iv) venture capital investor and manager. The Company also provides global real estate advisory services to institutions and corporations.

     The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of three mutual funds, owns 86% of a brokerage company and 50% of a unitholder servicing agent and manages an institutional venture capital fund, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services three offshore investment funds sold primarily in Western Europe, and
(iii) Moscow, Russia, where the Company provides financial services, including investment advisory, investment banking, brokerage and transfer agency services, distributes shares of, manages and services one of the first open-end mutual funds available to Russian citizens and owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment management operations in the Czech Republic and has invested in an investment management operation in India.

     NATURAL RESOURCE DEVELOPMENT. The Company's indirect wholly owned subsidiary, Pioneer Goldfields Limited ("Pioneer Goldfields"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited, which operates a gold mine in the western region of the Republic of Ghana. The Company also participates in several natural resource development ventures in Russia, including three projects pursuing the development of timber production in the Russian Far East.

                               FINANCIAL SERVICES

INVESTMENT MANAGEMENT ACTIVITIES

     The Company's wholly owned subsidiary, Pioneering Management Corporation ("Pioneering Management"), serves as investment manager to 30 domestic open-end mutual funds and one domestic closed-end mutual fund, consisting of six domestic growth portfolios, seven international growth portfolios, eight growth and income portfolios, six income portfolios, two tax-free income portfolios and two money market portfolios. These portfolios include the Pioneer World Equity Fund which commenced operations in late 1996 and the Pioneer Micro-Cap Fund which commenced operations in March 1997. All of the mutual funds (hereinafter referred to collectively as the "Funds") are registered under the Investment Company Act of 1940, as amended (the "1940 Act").

     At March 1, 1997, the Funds had aggregate net assets with a market value of approximately $16.5 billion. In managing such assets, Pioneering Management employs 122 persons on a full-time basis, including 18 fund managers and 41 investment analysts and support staff.

     Management Contracts with the Funds. Pioneering Management manages each Fund pursuant to a management contract which is renewable annually by vote of either the Fund's Board (including a majority of members who are not "interested persons" as defined under the 1940 Act) or the Fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the Funds (other than Funds which were established in 1996 or 1997 or Funds which recently submitted their management contract to shareholders for approval) were all renewed for an additional year in 1996. Under these contracts, Pioneering Management is authorized in its discretion to buy and sell securities for the accounts of the Funds, subject to certain limitations. In addition, the management contracts between the Funds and Pioneering Management define the ordinary operating expenses to be assumed by each.

     As compensation for its management services, Pioneering Management receives management fees from the Funds which range from 0.40% to 1.25% per year of average daily net assets depending on the Fund. Three of the Funds (including the two largest Funds) have a management fee which is adjusted based upon the Fund's performance relative to the performance of an established index. For 1994, 1995 and 1996, Pioneering Management received revenues from management fees from the Funds of approximately $47 million, $54 million and $76 million, respectively. On an interim basis, Pioneering Management has agreed not to impose a portion of its management fees and to make other arrangements, if necessary, to limit operating expenses of selected Funds. Pursuant to this policy, Pioneering Management limited management fees or otherwise incurred expenses of approximately $2.1 million, $3.6 million and $2.4 million pursuant to expense limitation agreements with selected Funds during 1994, 1995 and 1996, respectively. Management fees from Pioneer II, the largest Fund, were approximately $20 million, $22 million and $29 million in 1994, 1995 and 1996, respectively.

OTHER INVESTMENT MANAGEMENT ACTIVITIES

     Institutional Accounts. Pioneering Management acts as an investment manager to five private institutional accounts, acts as a subadvisor to two Luxembourg registered global funds marketed by an independent third party, and acts as a subadvisor to one of a series of portfolios utilized as funding vehicles for a variable life insurance fund (hereinafter referred to collectively as the "Institutional Accounts"). The Institutional Accounts had aggregate total net assets of approximately $706 million at March 1, 1997.

     Polish Funds. In 1992, subsidiaries of the Company organized and began distributing Pioneer First Polish Trust Fund (the "First Polish Fund"), the first mutual fund in Poland, and organized a related joint venture unitholder services business, Financial Services Limited. In 1995, two additional funds, Pioneer Aggressive Investment Trust Fund (the "Aggressive Investment Fund") and Pioneer Interest Bearing Securities Trust (the "Interest Bearing Fund"), began operations. Pioneer First Polish Trust Fund Joint Stock Company ("Pioneer First Polish") serves as an investment manager and distributor of units of the First Polish Fund, Aggressive Investment Fund and Interest Bearing Fund (collectively, the "Polish Funds"). As compensation for its management services, Pioneer First Polish receives management fees of 2.00% per annum of average daily net assets, excluding any assets invested in the Company's Funds. At December 31, 1996, Pioneer First Polish employed 96 full-time persons, including management and support staff. Pioneer First Polish is a wholly owned subsidiary of Pioneer International Corporation ("Pioneer International"), which, in turn, is a wholly owned subsidiary of the Company. At March 1, 1997, First Polish Fund, Aggressive Investment Fund and Interest Bearing Fund had net assets of approximately $345 million, $172 million and $22 million, respectively. Sales of units of the Polish Funds were $734 million, $21 million and $169 million in 1994, 1995 and 1996, respectively.

     Irish Offshore Funds. In 1995, subsidiaries of the Company organized three offshore funds incorporated under the laws of the Republic of Ireland, Pioneer Global Equity Fund Plc (the "Global Equity Fund"), Pioneer Global Bond Fund Plc (the "Global Bond Fund") and Pioneer DM Cashfonds Plc ("Cashfonds"). Global Equity Fund, Global Bond Fund and Cashfonds are referred to collectively, as the "Irish Funds." Pioneer Management (Ireland) Limited ("Pioneer Ireland"), a wholly owned subsidiary of the Company, serves as investment adviser, distributor and shareholder servicing agent of the Irish Funds. Pioneering Management serves as a subadvisor for the Irish Funds. As compensation for its advisory services, Pioneer Ireland receives management fees from Global Equity Fund, Global Bond Fund and Cashfonds of 1.25%, 0.85% and 0.60% of average daily net assets, respectively. Pioneering Management receives a portion (not to exceed 75%) of the management fee paid to Pioneer Ireland. The Irish Funds are currently sold in Germany and Austria, but the Company anticipates that they eventually will be sold in other foreign markets. At March 1, 1997, Global Equity Fund, Global Bond Fund and Cashfonds had net assets of approximately $62 million, $11 million and $7 million, respectively.

     India Fund. In 1994, subsidiaries of the Company organized Pioneer India Fund (the "India Fund"). Pioneering Management serves as the investment manager of the India Fund, and for such services receives a fee equal to 1.25% per annum of the India Fund's average daily net assets. ITI Pioneer AMC Ltd. ("ITI Pioneer"), an Indian company of which Pioneering Management owns 45%, Investment Trust of India Limited, an Indian corporation, owns 49%, and the employees of ITI Pioneer own 6%, serves as subadvisor for the India Fund, for which it receives fees ranging from 0.10% to 0.60% of the India Fund's average gross assets invested in India's securities markets. At March 1, 1997, the India Fund had net assets of approximately $21 million. In addition to serving as subadvisor to the India Fund, ITI Pioneer also serves as investment adviser to five private sector mutual funds for Indian citizens. These funds had aggregate net assets of approximately $66 million at March 1, 1997.

     Additional Information. For more information on assets under management and sales of mutual fund shares for the five years ended December 31, 1996, and other industry segment information for the three years ended December 31, 1996, see "Assets Under Management at December 31:" "Sales of Mutual Fund Shares" and
Note 15-Financial Information by Business Segment included under Notes to Consolidated Financial Statements, all of which are included in the 1996 Annual Report to Stockholders (the "1996 Annual Report"), and are incorporated herein by reference.

DISTRIBUTION OF FUND SHARES

     The Company's indirect wholly owned subsidiary, Pioneer Funds Distributor, Inc. ("Pioneer Distributor"), acts as principal underwriter and distributor of the shares of the Funds (except Pioneer Interest Shares). In 1996, Pioneer Distributor sold shares of the Funds with an aggregate offering price of $2.4 billion, including Class A Shares (as defined below) with an aggregate offering price of $1.5 billion, Class B Shares (as defined below) with an aggregate offering price of $670 million, Class C Shares (as defined below) with an aggregate offering price of $88 million and shares of Pioneer Variable Contracts Trust with an aggregate offering price of $145 million. In connection therewith, Pioneer Distributor received aggregate commissions of $66.2 million, of which $59.1 million was reallowed to approximately 1,450 independent broker-dealers throughout the United States and in several foreign countries. In 1995, Pioneer Distributor received aggregate commissions of $58.7 million, of which $53.1 million was reallowed to broker-dealers. In 1994, Pioneer Distributor received aggregate commissions of $48.1 million, of which $42.5 million was reallowed to broker-dealers. One broker-dealer was responsible for approximately 9% of sales in 1996, 7% of sales in 1995 and 11% of sales in 1994.

     Underwriting Contracts. Pioneer Distributor provides its underwriting and distribution services pursuant to underwriting contracts, which are substantially identical, with each of the Funds. These one-year contracts are renewable annually by vote of the Fund's Board of Trustees (including a majority of those Trustees who are not "interested persons" as defined under the 1940
Act) or shareholders. Each contract terminates if assigned and may be terminated by either party on 60 days' written notice without penalty. The underwriting contracts for each of the Funds (other than the Funds which were established in 1996 and 1997) were all renewed for an additional year in 1996.

     Sales Charges. Generally, purchasers of shares of the Funds pay a sales charge at the time of purchase which is the difference between the offering price of the shares and the net asset value of the shares, and which varies generally as a percentage of the offering price. These are referred to as front-end load shares ("Class A Shares"). Sales charges on Class A Shares range from zero to 5.75% depending on the Fund and the amount invested. Most of the sales charge on Class A Shares is reallowed by Pioneer Distributor to broker-dealers through whom the shares are sold. This reallowance varies generally as a percentage of the offering price on sales under $1 million. Reallowances range from 1.0% to 5.0% depending on the Fund and the amount of the sale. Broker-dealer reallowances on new funds and during certain short-term promotions may be increased to 100% or more of the sales charge.

     The Company also offers a multi-class share structure for the Funds (except Pioneer Interest Shares and Pioneer Variable Contracts Trust) (the "multi-class funds") pursuant to which the multi-class funds offer both the traditional front-end load shares, or Class A Shares, as well as two classes of back-end load shares

("Class B Shares" and "Class C Shares"). On Class B Shares, the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years. These early redemptions are subject to a contingent deferred sales charge (a "CDSC"), which ranges from 2.0% to 4.0%. An investment by any one account in Class B Shares is generally limited to $250,000. On Class C Shares, the investor does not pay any sales charge unless it redeems within one year of purchase. These early redemptions are subject to a CDSC of 1.0%. The Company began offering Class B Shares in April 1994 and Class C Shares in January 1996. Class C Shares are not available on all multi-class funds.

     With respect to sales of Class A Shares, Pioneer Distributor may, in its discretion, pay a commission to broker-dealers who initiate and are responsible for sales of $1 million but less than $50 million, ranging from 0.10% to 1.0%, depending on the Fund, and the amount of the sale. Certain purchases not subject to an initial sales charge may be subject to a CDSC ranging from 0.10% to 1.0%, depending on the Fund, in the event of certain redemption transactions within one year. With respect to sales of Class B Shares, Pioneer Distributor will generally pay commissions to broker-dealers related to sales and service of such shares ranging from 2% to 4% of the sales transaction amount (including a services fee of 0.25% for the first year). With respect to sales of Class C Shares, Pioneer Distributor will pay commissions to broker-dealers related to sales and service of such shares of 1% of the sales transaction amount (including a services fee of 0.25% for the first year). During 1994, 1995 and 1996, in connection with sales of Class B Shares, Pioneer Distributor paid commissions to broker-dealers of $4.7 million, $14.9 million and $23.2 million, respectively.

     Pioneer Distributor's cash flow may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. During this period, the Company bears the costs of financing and the risk of market decline. Pioneer Distributor is reimbursed for such commissions from payments by the Funds under distribution plans (that are subject to annual renewals by the disinterested trustees of the Funds) and from CDSCs paid by redeeming investors before the expiration of the holding periods.

     Distribution Plans. Each of the Funds (except Pioneer Interest Shares and Pioneer Variable Contracts Trust) has a distribution plan(s) pursuant to Rule 12b-1 under the 1940 Act which provides for certain payments to be made to Pioneer Distributor. With respect to Class A Shares, the distribution plans (the "Class A Plans") provide for payments by such funds of certain expenses up to 0.25% per annum of average daily net assets (0.15% for Pioneer Cash Reserves Fund, a money market fund). With respect to Class B and Class C Shares, the distribution plans (the "Class B Plans" and "Class C Plans," respectively) provide for payments by such funds of fees relating to (a) distribution services in an amount not to exceed 0.75% per annum of the average daily net assets of the Class B or Class C Shares and (b) personal and account maintenance services in an amount not to exceed 0.25% of the average daily net assets of the Class B or Class C Shares. The distribution plans are subject to annual renewals which require the approval of the Funds' Board of Trustees, including a majority of Trustees who are not "interested persons" of the Funds. In 1996, the Boards of the Funds (other than the Funds which were established in 1996 and 1997) renewed the Class A, Class B and Class C Plans. In 1994, 1995 and 1996, Pioneer Distributor received distribution fees of $0.2 million, $2.5 million and $7.7 million, respectively.

     Domestic Sales of Shares of the Funds. Pioneer Distributor is a registered broker-dealer (see "Regulation" below), employing 105 full-time personnel, including 21 regional sales representatives who are responsible for territories comprising most of the United States and Puerto Rico and who work with broker-dealers to promote sales of Fund shares in their respective territories. Substantially all of the Funds' shares are sold to the public by securities sales persons registered with the National Association of Securities Dealers, Inc. (the "NASD") who act as representatives of broker-dealer firms, which are members of the NASD and which have signed sales agreements with Pioneer Distributor. Shares of the Funds may be sold in all states, by broker-dealers and registered representatives licensed in those states.

     International Sales of Shares of the Funds. Pioneer Distributor's wholly owned subsidiary, Pioneer Fonds Marketing GmbH ("Pioneer Fonds Marketing"), a company registered under the laws of the Republic of Germany, performs marketing and sales activities with respect to sales of shares of certain of the Funds in Europe, primarily Germany, Austria and Switzerland. Pioneer Fonds Marketing currently has 15 full-time employees. In 1996, approximately 11% of the total sales of the U.S. registered Funds' shares were sold outside of the United States.

     Additional Information. For more information on sales of mutual fund shares for the five years ended December 31, 1996, see "Sales of Mutual Fund Shares" in the 1996 Annual Report, which information is incorporated herein by reference.

SHAREHOLDER AND RELATED SERVICES

     Pioneering Services Corporation At December 31, 1996, the Funds had approximately 1,087,000 active shareholder accounts, including approximately 364,000 IRAs and other tax-qualified retirement accounts. Mutual fund shareholder accounts and, in particular, qualified accounts, require an exceptional amount of shareholder communications and transfer agency services. In order to compete successfully with other mutual fund complexes, the Company's wholly owned subsidiary, Pioneering Services Corporation ("Pioneering Services"), assumed transfer agent and shareholder servicing responsibilities for the Funds in 1985. Pioneering Services employs 285 full-time personnel, including 51 employees who are located at its processing facility in Omaha, Nebraska.

     As shareholder servicing agent for the Funds, Pioneering Services has entered into agreements with each Fund (except Pioneer Interest Shares) pursuant to which it received in 1996 an annual active account fee of $22.75 for equity fund accounts, $30.00 for fixed-income fund accounts and $28.00 for money-market fund accounts. Such agreements are subject to annual renewals which require the approval of the Funds' Boards, including a majority of members who are not "interested persons," and may be canceled by either party on 60 days' notice. For 1994, 1995 and 1996, Pioneering Services received revenues from service fees from the Funds and Pioneer Interest Shares (in 1994 and 1995) of approximately $20 million, $22 million and $25 million, respectively.

     In February 1997, Pioneer Ireland assumed responsibilities as sub-shareholder servicing agent for certain of the Funds. In that capacity, Pioneer Ireland will provide, under the direction of Pioneering Services, shareholder and transfer agency services to Fund shareholders located in Germany, Austria and Switzerland.

     Financial Services Limited. In January 1992, the Company's subsidiary, Pioneer International, established Financial Services Limited ("FSL"), which is 50% owned by Pioneer International and 50% owned by Bank Polska Kasa Opieki, S.A. FSL acts as the unitholder servicing agent for the Company's Polish mutual funds. Under the terms of the agreements with the funds, FSL receives annual fees equal to the Polish zloty ("PZL") equivalent of $21.00 per account. The weighted average per account fee for 1996 was equal to the PZL equivalent of $17.10. In 1996, such fees aggregated approximately PZL 7.7 million (approximately $2.67 million). FSL provides similar unitholder services to an unaffiliated fund group and also provides business consulting and information services to institutional clients. At December 31, 1996, FSL serviced approximately 180,000 unitholder accounts and employed 116 full-time persons.

     Trustee/Custodian. The Company acts as the trustee/custodian for accounts which are IRAs or other qualified retirement accounts and receives an annual fee of $10 for each such account, payable by shareholders with such accounts, up to maximum annual fees of $20 for shareholders with multiple accounts of one plan type. Shareholders also have the option of paying a one-time fee of $100 in lieu of the annual account fee. During 1994, 1995 and 1996, the Company received fees in connection with its services as trustee/custodian of $3.8 million, $3.7 million and $3.9 million, respectively.

VENTURE CAPITAL

     Domestic Venture Capital Operations. In 1981, the Company organized a wholly owned subsidiary, Pioneer Capital Corporation ("Pioneer Capital"), for the purpose of making venture capital investments and managing venture capital funds. In 1986, Pioneer Capital organized a wholly owned subsidiary, Pioneer SBIC Corp. ("PSBIC"), which is the general partner of Pioneer Ventures Limited Partnership ("PVLP"). PVLP is a Small Business Investment Company ("SBIC") licensed by the U.S. Small Business Administration (the "SBA"). PSBIC is the general partner of PVLP and has an approximate 99% interest in PVLP. The limited partnership interests in PVLP represent a less than 1% interest in PVLP and are owned by the four officers of

Pioneer Capital (the "Pioneer Capital Principals") who are responsible for the operations and overall success of PVLP.

     In 1995, Pioneer Capital formed Pioneer Ventures Limited Partnership II ("PVLP II"), a new SBIC. Pioneer Ventures Management L.P. ("PVM") serves as the general partner of PVLP II. PVM's general partner is Pioneer Management SBIC Corp., a corporation the shareholders of which are the Pioneer Capital Principals. PVM's limited partners are the Company and the Pioneer Capital Principals. The Company holds an 11.7% limited partnership interest in PVLP II and a 99% limited partnership interest in PVM, which owns 2.3% of PVLP II. At March 1, 1997, PVLP II had $14.3 million of unfunded commitments from investors.

     At December 31, 1996, Pioneer Capital and PVLP held approximately $16.4 million of investments (at cost) in 20 privately-held companies and $1.6 million (at cost) in six publicly-held companies. The aggregate value of these investments as of December 31, 1996, was $29.5 million. During 1996, Pioneer Capital and PVLP had net realized and unrealized gains of $9.8 million from their venture capital investment portfolio. At December 31, 1996, Pioneer Capital and PVLP had a total of $9.3 million in cash available for additional investments. Additional capital for investments is available to PVLP through the sale of SBA guaranteed debentures. Through December 31, 1996, PVLP had availed itself of a total of $4.95 million of SBA guaranteed debentures that mature at various times between 1998 and 2003 and bear interest at rates between 6.12% and 9.8%.

     At December 31, 1996, PVLP II held approximately $12.8 million of investments (at cost) in 13 privately-held companies. The aggregate value of these investments as of December 31, 1996, was $15.3 million. During 1996, PVLP II had net realized and unrealized gains of $1.5 million from its venture capital investment portfolio. At December 31, 1996, PVLP II had a total of $2.6 million in cash available for additional investments.

     Pioneer Capital and its affiliates utilize a diversified approach to venture capital investing. Investments are in early-stage businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts or recapitalizations. In general, Pioneer Capital, PVLP and PVLP II invest in New England-based companies in a variety of industries. At December 31, 1996, Pioneer Capital had eight employees.

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

     Polish Venture Capital Operations. In 1995, the Company's subsidiary, Pioneer International, organized two limited partnerships, Pioneer Poland U.S. L.P. ("PPUSLP") and Pioneer Poland U.K. L.P. ("PPUKLP"), for the purpose of raising funds for venture capital investment in Poland. Pioneer International's wholly owned subsidiaries, Pioneer Poland U.S. (Jersey) Ltd. and Pioneer Poland U.K. Ltd., are the general partners of PPUSLP and PPUKLP, respectively. During 1995, PPUSLP and PPUKLP (collectively, the "Pioneer Poland Fund") raised $60 million in commitments from U.S. and European investors. The Company has committed approximately $2.5 million to each limited partnership. This commitment provides the Company with a 7% indirect interest in PPUSLP and a 9% indirect interest in PPUKLP. At December 31, 1996, Pioneer Polish Fund held approximately $12 million of investments (at cost) in seven privately-held Polish companies. The value of these investments as of December 31, 1996, was approximately $11 million.

Follow on investments at December 31, 1996, were approximately $4 million. The responsibilities for managing the Pioneer Polish Fund are shared by Pioneering Management (Jersey) Ltd. and Pioneer Investment Poland Ltd., each of which is a wholly owned subsidiary of Pioneer International.

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

     The distribution of mutual fund shares has been significantly affected by
(i) the growth of no-load funds, the shares of which are sold primarily through direct sales approaches without any sales charge, (ii) the evolution of service fees payable to broker-dealers that provide continuous services to their clients in connection with their investments in a mutual fund and (iii) the development and implementation of complex distribution systems employing multiple classes of shares and master-feeder fund structures. Typically, the underwriter or distributor that pays a service fee is reimbursed by the mutual fund under a plan of distribution pursuant to Rule 12b-1 under the 1940 Act. All of the Funds distributed by Pioneer Distributor now pay such service fees to broker-dealers. See "Distribution of Fund Shares -- Distribution Plans" above.

     Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the Funds' investment performance. Good performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of Funds' shares generate higher management fees and distribution revenues (which are based on assets of the Funds). Good performance also attracts private institutional accounts to Pioneering Management. Conversely, relatively poor performance results in decreased sales and increased redemptions of the Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company. In 1996, the performance of the Funds managed by Pioneering Management was generally competitive with comparable mutual funds offered by others and with relevant indices and benchmarks approved by the Funds' Boards.

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

REGULATION

     Each of the Funds is registered under the 1940 Act and the Securities Act of 1933, as amended. As registered investment companies, the Funds are subject to extensive regulation governing all aspects of their operations. In addition to being subject to the regulatory authority of the Securities and Exchange Commission (the "SEC"), the Funds are also subject to certain regulation by the securities regulators in all fifty states and in the foreign jurisdictions in which certain Funds are registered.

     Pioneer Distributor, as a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act"), is required, among other things, to maintain certain records, file reports with the SEC, supervise employees and deal fairly with customers, all in accordance with the 1934 Act and the rules and regulations promulgated thereunder. Pioneer Distributor is also registered as a broker-dealer in all fifty states and, as such, is subject to regulation by the state securities regulators in all such states. Pioneer Distributor is a member of the NASD, a securities industry self-regulatory body which is itself regulated by the SEC under the 1934 Act. As a member of the NASD, Pioneer Distributor is required to abide by the standards, including pricing practices, set forth in the Articles of Incorporation, the By-Laws and the Rules of Fair Practice of the NASD.

     Pioneering Management, as investment manager of the Funds and adviser to the Institutional Accounts, is registered pursuant to the Investment Advisers Act of 1940, as amended, and as such is subject to certain recordkeeping, SEC reporting, compensation and supervisory rules and regulations.

     Each of Pioneering Services and Pioneer Ireland, as transfer agent and sub-transfer agent, respectively, for the Funds, is registered as a transfer agent pursuant to the 1934 Act and as such is subject to SEC recordkeeping and reporting requirements and certain other rules and regulations.

     The SEC has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations, may take action which could have a serious effect on Pioneering Management's, Pioneer Distributor's, Pioneering Services' or Pioneer Ireland's businesses. The violation of any of the applicable laws, rules or regulations to which Pioneer Distributor is subject could have an adverse effect upon the Company.

     The Polish Funds were established under, and are regulated by, the Public Trading in Securities and Trust Funds Act of March 22, 1991, as amended.

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

RELATIONSHIP WITH INSTITUTIONAL ACCOUNTS

     Pioneering Management's agreements with the eight Institutional Accounts are all terminable on short notice. The trustees or corporate officials who control such accounts are usually free to change investment advisers without cumbersome legal procedures. In the past, private accounts have terminated their agreements with Pioneering Management for various reasons such as performance, business combinations which result in the merging of accounts advised by Pioneering Management into accounts managed by other investment advisers, or changes in the structure or funding of pension plans.

NEW BUSINESS DEVELOPMENT

     Russian Investment Operations. In April 1995, the Company acquired approximately 51% of the shares of First Voucher Fund (the "Voucher Fund"), the largest voucher investment fund established in Russia in connection with that country's privatization program, with over 2 million shareholders and over 125 portfolio investments of March 1, 1997. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company owns 80% of the outstanding stock.

     The Company's Russian investment operations, which include Company for the Management of Investment Funds ("KUIF"), Pioneer Securities, Pioneer Services, Pioneer Investments and Pioneer Bank, are consolidated under Pioneer Omega's subsidiary, Pioneer First Russia, Inc. ("PFR"). In September 1996, PFR executed agreements with the International Finance Corporation ("IFC"), a member of the World Bank Group, pursuant to which IFC agreed to invest $4 million in PFR to acquire an 18.4% equity interest. This transaction was completed in January 1997. At March 1, 1997, PFR and its subsidiaries employed approximately 300 persons.

     KUIF serves as investment manager to the Voucher Fund and "Pioneer First," Russia's first open-ended unit investment Fund. Pioneer First, which invests mainly in Russian government bonds, was launched in November 1996. Pioneer Securities provides brokerage services, corporate financing and financial advisory services to Russian and western corporations. Pioneer Securities is a member of the Professional Association of Stock Market Participants (PAUFOR), the self regulatory organization for Russian brokers. Pioneer Services, a domestic registrar and shareholder services company, serves as the registrar for the Voucher Fund and Pioneer First. Pioneer Investments will serve as investment manager to a direct equity fund to be sold to western institutional investors. The proposed fund will invest primarily in unlisted Russian securities. Pioneer Bank is a medium-sized Russian bank with a full currency license that provides a variety of payment services in rubles and hard currency. Pioneer Bank also participates in the Russian government debt market and is one of approximately 40 dealers in government treasury bills (GKOs). In 1996, Pioneer Bank earned securities and interest income of approximately $15 million from its banking activities, offset by approximately $6 million in interest expense.

     Real Estate Advisory Services. In January 1996, the Company established Pioneer Real Estate Advisors, Inc. ("Pioneer Real Estate") to provide real estate advisory services to institutional investors and corporations in the United States, Poland, Russia and India. Pioneer Real Estate also provides advice regarding real estate management and investments to the Company's own subsidiaries. In that connection, Pioneer Real Estate, through its Moscow Representative Office, manages the Meridian Commercial Towers, an 18 story office tower located in Northern Moscow, which is owned by the Voucher Fund. Pioneer Real Estate, though a wholly owned subsidiary, is also developing a Polish real property fund to be sold to Polish and western institutional investors.

     India and Taiwan. Pioneering Management is a participant (45%) in a joint venture in India, which was organized to provide financial services in the Indian market, including mutual fund management. See "Investment Management Activities -- Other Investment Management Activities -- India Fund." The Company is a minority participant (10% ownership) in a joint venture in Taiwan, which was organized to manage and distribute investments in Taiwanese investment companies.

     Czech Republic. In 1995, subsidiaries of the Company organized and began distributing Pioneer Czech Investment Company Trust Fund (the "Pioneer Czech Fund"). Pioneer Czech Investment Company, a.s., a wholly owned subsidiary of Pioneer International ("Pioneer Czech"), serves as investment adviser and distributor of participation certificates in the Pioneer Czech Fund. As compensation for its management services, Pioneer Czech receives management fees of 2% of average daily net assets. At December 31, 1996, Pioneer Czech employed 21 full-time persons. As of March 1, 1997, the Pioneer Czech Fund had net assets with a market value of approximately $13 million.

     Polish Brokerage Operations. In March 1996, Pioneer International acquired approximately 86% of Pioneer Polski Dom Maklerski, S.A., a Polish brokerage operation ("PPDM"). PPDM provides brokerage services to Polish and U.S. institutions and Polish citizens. PPDM also provides investment advice and analysis and portfolio management services.

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

     Organization and Mining Lease. In 1986, the Company and a joint venture partner organized TGL for the purpose of evaluating the feasibility of mining gold on several tracts of land in the Teberebie concession area ("Teberebie") in the Republic of Ghana. In February 1988, TGL entered into a mining lease with the Republic of Ghana (the "Government") pursuant to which TGL received exclusive gold mining rights for a term of 30 years. Under this lease, the Government is entitled to annual royalties of between 3.0% and 12.0% of TGL revenue, which rate will vary based on TGL's operating profit margin and its level of capital expenditures, and is assured a continuing 10% equity interest in TGL. In April 1989, the Company purchased the joint venturer partner's interest for $3.7 million, primarily in cash. In 1992, TGL was granted a second 26-year mining lease over two contiguous areas to the north and west of the original lease area, the terms of which are substantially similar to the original lease. Since the commencement of commercial production in 1991, TGL has paid royalties to the Government in the amount of 3.0% of TGL's annual revenue.

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

     Gold Reserves. The earliest known exploration on the Teberebie property was conducted in the early 1890's when several adits were driven into the ridge. Records indicate that approximately 15,000 tonnes of ore was extracted from adits and drifts prior to World War II. Four of these adits were cleared and systematically sampled. At the end of 1992, TGL had drilled a total of 18,545 meters in 296 holes on the property. Holes were drilled on 74 cross-sections perpendicular to the gold bearing ridge along a strike length of 6,050 meters, with three to five drill holes per section. Sections were 50 to 100 meters apart, and drill hole spacing on each section was 50 to 100 meters. In 1993, TGL drilled 16 in-fill ore holes advancing 930 meters on one ridge designed to move reserves from the possible to proven and probable categories. In 1994, TGL drilled 5,090 meters in 39 holes on the property. This drilling added 1.9 million ounces to the audited reserves. Contiguous with this, 2,551.5 meters of exploratory drilling in 11 holes was completed. In 1995, TGL drilled 3,420 meters in 18 holes on the property. This drilling added 2.4 million ounces to the audited reserves. In addition, TGL drilled a total of 2,568 meters in seven exploration drill holes and 765 meters in 12 site investigations and geotechnical holes. In 1996, TGL drilled a total of 8,648 meters in 53 holes on the property.

     TGL is changing its mining method from selective mining to bulk mining. TGL believes that this change will increase operating efficiencies and improve ore control. TGL is currently developing a new mine plan using a more sophisticated mine model and historical production data. The new mine plan will: (i) incorporate a new, modified pit design; (ii) facilitate the change in mining method; and (iii) address the slope instability problem. Until the new mine plan is complete, TGL cannot quantify the effect that the new mine plan will have on the calculation of previously reported proven and probable in situ mineable reserves. TGL anticipates, however, that proven and probable in situ mineable reserves will be reduced below the previously reported 9.1 million ounces.

     Mining and Processing. The Teberebie mine is a conventional open pit, heap leach operation. Mining at Teberebie is a technically simple drill and blast, load and haul operation, carried out on three contiguous ridges along a strike length of some 6.5 kilometers. The ridges, running from south to north, are named Teberebie, Awunaben and Mantraim. The mine is currently an open pit mine operating from what will be two pits, the Teberebie/Awunaben pit and the Mantraim pit.

     TGL processes its ore using a conventional heap leach operation. Higher-grade ore is crushed in one of TGL's two ore-crushing plants, each of which has a capacity of approximately 3.5 million tonnes of ore per year. In connection with the Phase III mine expansion (see "Development and Expansion" below), capacity is being expanded with the construction of the third (gyratory) ore-crushing plant and planned upgrades to one of the existing ore-crushing plants. When fully operational, total crushing capacity will increase to 12 million tonnes of ore per year. Cement is added to the crushed ore to bind the ore and to raise its alkalinity to a level conducive to cyanide leaching. Run-of-mine ore is not crushed or agglomerated with cement, but instead proceeds directly to later stages of processing. The agglomerate of ore and cement is then placed on a heap leach pad and the run-of-mine ore is placed on a dump leach pad. Both are then treated with a diluted cyanide solution which percolates through the material dissolving the gold. The diluted cyanide solution containing the dissolved gold drains into collection ponds. From there, the solution is pumped to an adjacent adsorption desorption refinery plant (the "ADR Plant") where it passes through a series of activated carbon adsorption columns. The gold contained in the solution is adsorbed onto the carbon and the solution is then recirculated to the barren solution pond where it is refortified with sodium cyanide. Gold is then chemically stripped from the carbon adsorption columns and recovered from the stripper solution by electrowinning onto stainless steel cathodes. The cathodes are removed approximately every two weeks at each ADR Plant, at which time the gold sludge is washed off and dried. The sludge is then mixed with flux and smelted to produce dore.

     Gold Production. TGL began shipping gold in October 1990. In the second quarter of 1991, the mine reached then commercially feasible production levels (about 1,000 ounces per week), and reached full production levels (about 2,000 ounces per week) during the fourth quarter of 1991. Management initiatives permitting the efficient utilization of production equipment and facilities enabled TGL to increase production to over 3,000 ounces per week in 1993. After TGL's expansion in 1994, which is further described below, production increased to approximately 4,500 ounces per week.

     In 1996, production decreased to approximately 203,000 ounces, or 3,900 ounces per week, principally because of decreases in the gold recovery rate, ore processed, and the ore grade; offset partially by an increase in gold production from run-of-mine operations. With respect to the decrease in recovery rates, TGL experienced abnormally heavy rainfall resulting in excess dilution in the gold production process. In addition, TGL was unable to achieve forecasted production levels because of equipment availability problems resulting primarily from maintenance problems with the older equipment and difficulties in hiring and training experienced supervisors for mining operations.

     TGL produced its one millionth ounce of gold in January 1997, and estimates production of approximately 300,000 ounces in 1997. The 1997 production estimate assumes the successful implementation of TGL's Phase III mine expansion, including the start-up of the new gyratory crusher and South Plant, and the timely completion of schedule modifications to the West Plant. There can be no assurance that events, including those beyond the control of TGL, will not negatively affect the current timetable.

     TGL shipped approximately 203,000 ounces of gold in 1996, contributing $78.3 million to the Company's revenues. In 1995 and 1994, TGL shipped approximately 236,000 and 176,000 ounces of gold, respectively. A three-year financial summary for the gold mining business segment is shown below:

                                                         1996            1995            1994
                                                     (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                                     -------------   -------------   -------------
        Revenues...................................     $  78.3          $90.2           $67.6
        Net Income.................................     $   2.6          $14.0           $18.3
        Total Assets...............................     $ 148.3          $81.5           $75.7

     The average realized price of gold sold by TGL during 1996, 1995 and 1994 was $385, $383 and $383 per ounce, respectively, based on the market spot price of gold at the time of sale. Spot prices of gold fluctuate widely and are affected by a number of factors including supply and demand, inflation expectations, the strength of the U.S. dollar and interest rates.

     At present, TGL does not enter into forward gold sales or otherwise engage in gold price hedging. In the fourth quarter of 1996, the Company purchased put options to cover 1997 estimated production. The price of gold decreased significantly in the first quarter of 1997 reaching the price level of slightly below $340 per ounce. Should the market price of gold decline below $340 per ounce, the Company would continue to ship gold to refineries and exercise the put options, receiving payment for the difference between the market price of gold and $340 per ounce. The Company may consider additional hedging strategies if and when it deems circumstances appropriate.

     TGL's cash cost per ounce and total cost per ounce for 1996, 1995 and 1994 are summarized on the following table:

                                                                    1996   1995   1994
                                                                    ----   ----   ----
        Cash Cost Per Ounce.......................................  $268   $198   $161
        Total Cost Per Ounce......................................  $361   $277   $248

     The total cost per ounce includes $8 per ounce in 1996 and $6 per ounce in each of 1995 and 1994 for amounts expended by the Company, principally for political risk insurance premiums.

     Development and Expansion. TGL has completed two major capital expenditure programs at the Teberebie mine to date, designated Phase I and Phase II. Phase I included the development of the mine site and the construction of the crushing and processing facility known as the East plant. Phase II, which was completed in 1994, included the construction of a crushing and processing facility that replicated the East plant and is known as the West plant. TGL is currently implementing a third capital expenditure program, designated Phase III, to take advantage of the additional potential of the Teberebie mine. Phase III will include a third heap leach operation and the construction of a near-pit gyratory crushing facility which will act as the primary crushing facility for the West plant and the new South plant. The Phase III expansion is expected to provide annual crushing capacity of 12 million tonnes of ore. In March 1996, TGL received from the Ghana Environmental Protection Agency the necessary environmental permit to proceed with the Phase III expansion. Construction work on the project has since been substantially completed and the first gold pour at the South Plant is targeted for April 1997. Modifications to the West Plant conveyor systems are expected to be completed in late March 1997. Ten CAT 785 haul trucks and three CAT 5230 hydraulic shovels have been delivered to the site and the Company believes good progress has been made in training operators on the new equipment. The cost of the expansion is estimated at approximately $57.0 million, including 1996 and 1995 expenditures of $48.1 million and $2.6 million, respectively. Expansion capital expenditures in 1997 are estimated at approximately $6 million, of which $4.1 million had been expended through February of 1997. Expansion capital expenditures in 1996 consisted of approximately $29.7 million for the purchase and installation of crushing and processing facilities, approximately $14 million for incremental mining equipment, and $4.4 million for capitalized interest and third-party financing fees. For a description of the financing facilities relating to the Phase III expansion, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Natural Resource Development Businesses -Gold Mining Business -- Liquidity and Capital Resources" included in the 1996 Annual Report, which is incorporated herein by reference.

     Customers and Employees. During 1996, 100% of gold sales represented gold shipments from TGL in Ghana to two unaffiliated European refiners for refining and subsequent sale. Because of the worldwide demand for gold, the Company does not believe that the loss of such customers would have a material adverse effect on the Company or its subsidiaries.

     At March 1, 1997, TGL had 1,357 employees, of which 1,324 are Ghanaians. The terms of employment and compensation for junior TGL staff, known as monthly rated employees, are determined pursuant to a collective bargaining agreement between TGL and the Ghana Mineworkers Union. The terms of the collective agreement (other than pay levels) are negotiated every three years. Pay levels are negotiated annually. The current collective bargaining agreement expires in July 1998. TGL experienced a two-day work stoppage in May 1994 and November 1996. The 1994 work stoppage was related to the annual pay level negotiations under the union contract. The 1996 work stoppage was related to two employee dismissals when it had been determined by TGL and local union officials that the employees had violated the disciplinary code. The union did not organize the 1996 work stoppage. The work stoppages had no material effect on TGL's operations and TGL continues to believe that its relations with its employees are excellent.

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

     Regulation and Taxation. Mining activities in the Republic of Ghana are governed by PNDCL 153, the Minerals and Mining Law of 1986 (the "MML").

     The Republic of Ghana is currently developing a system of environmental regulation that applies to TGL's operations. However, it has always been a strategic objective of the Company to minimize the effects of its subsidiaries' mining operations on the environment. TGL has developed an overall environmental action plan, a reagent spill management plan, a decommissioning plan and has initiated site rehabilitation and revegetation studies.

     In 1994, the Ghana Environmental Protection Agency (the "GEPA") was established to regulate environmental matters to ensure implementation of government policies concerning the environment. In May 1994, the Minister of the Environment, through the Minerals Commission, produced legislative proposals relating to the environmental regulation of mines and the GEPA produced draft guidelines in relation to air and water quality. The management of TGL regarded these guidelines as satisfactory and workable. These guidelines were followed by the publication for consultation of draft regulations that provoked considerable controversy among the mining community in Ghana and were subsequently withdrawn. In January, 1997, the GEPA published for comment revised draft effluent water quality water regulations. The comment period has not yet expired, however mining companies have registered their concern with certain of the proposed regulations. No date has been set by the GEPA for the implementation of the water quality regulations. It is not possible at this time to determine the effect, if any, the new regulations may have on TGL's operations.

     In the first quarter of 1994, the Republic of Ghana enacted the Minerals and Mining (Amendment) Act of 1994 which reduced the income tax rate for mining companies from 45% to 35%. As a result, the Company's first quarter 1994 earnings were enhanced by 90% of a $4.4 million reduction (which amounted to $0.16 per share) in income taxes deferred since commencement of commercial operations in April 1991. TGL's effective tax rate (U.S. and Ghana combined) in 1996, 1995 and 1994 was 32%, 35% and 33%, respectively.

     Pursuant to the terms of the MML, income taxes may be deferred until recovery of capital investment. Accordingly, deferred taxes at December 31, 1996, 1995 and 1994, were $9.6 million, $9.4 million and $15.9 million, respectively. The reduction in deferred taxes during 1994 includes the $4.4 million reduction attributable to the decrease in the income tax rate for mining companies. Income taxes were deferred during all of 1996. Income tax payments to the Republic of Ghana during 1995 and 1994 were $14.1 million and $6.2 million, respectively. Of such taxes paid in 1995, $5.5 million was attributable to the tax year ended December 31, 1994.

     Insurance. The Company maintains $65.9 million of "political risk" insurance principally from the Overseas Private Investment Corporation ("OPIC"), covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. This insurance is presently limited to a ceiling of $64.4 million; however, the Company intends to apply to increase the ceiling in 1997. There can be no assurance that such OPIC insurance will become available in 1997. In addition to other commercial insurance coverage, TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

     Exploration Activities of Pioneer Goldfields. Since the end of 1993, in addition to continuing to develop the Teberebie mine, Pioneer Goldfields has increased its exploration activities in the Republic of Ghana and in other African countries. These activities are currently conducted by TGL in Ghana and by Pioneer Goldfields or its local subsidiary in Niger, Burkina Faso and Zimbabwe. In 1996, Pioneer Goldfields incurred exploration costs of approximately $1.3 million, approximately $1.2 million of which related to exploration activities outside of Ghana. In 1995, Pioneer Goldfields incurred exploration costs of approximately $1.2 million, approximately $770,000 of which related to TGL's exploration activities at the Teberebie mine site and elsewhere in Ghana.

TIMBER VENTURES

     The Company holds a majority controlling interest in three companies located in the Khabarovsk Territory of the Russian Far East, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"), Closed Joint-Stock Company "Amgun-Forest"("Amgun-Forest") and Closed Joint-Stock Company "Udinskoye" ("Udinskoye"). The Khabarovsk Territory is located in the Russian Far East, bordering the Sea of Japan and the Sea of Okhotsk to the East, and the Amur River and Usuri River, which form the Russian border with China, to the South and West. The Company is in the process of consolidating its ownership of these three companies under its wholly owned subsidiary, Pioneer Forest, Inc.

     The Company's primary objectives in developing the three projects are: (i) to develop and utilize the substantial timber resources available to it in the Russian Far East in an environmentally sound and sustainable manner; (ii) to utilize advanced technology in timber harvesting and processing and to introduce western style management and timber marketing strategies to the Russian Far East; and (iii) to earn hard currency by exporting timber and timber products to Pacific Rim countries, principally Japan and South Korea. The Company believes that a number of factors suggest that the demand in the Pacific Rim region for Russian Far East timber will remain favorable, including: (i) strong and sustained population and economic growth; (ii) geographic proximity to the region; (iii) inadequate domestic supplies; (iv) reductions in supply from historical suppliers, primarily U.S. and Canadian located in the Pacific Northwest; and (v) increasing quality of premium Russian logs.

     Forest-Starma, Amgun-Forest and Udinskoye have each entered into long-term lease arrangements that provide significant leasehold acreage and annual cutting rights. In the aggregate, the three subsidiaries have leasehold rights in the Russian Far East comprising 816,300 hectares (approximately 2 million acres), with annual cutting rights of 895,000 cubic meters. All three companies are actively engaged in negotiations to expand existing leaseholds. The current leasehold rights of each of the projects are set forth below:

                                              FOREST-STARMA  AMGUN-FOREST   UDINSKOYE
                                              -------------  ------------   ---------
          Hectares (acres)                       129,900         485,400     201,000
                                                (321,000)     (1,200,000)   (497,000)
          Annual Cutting Rights (m3)             245,000*        350,000     300,000

---------------

* The Company is in the process of confirming with governmental authorities that it has been granted additional annual cutting rights of approximately 450,000 cubic meters and additional hectarage.

     Forest-Starma, in which the Company has a 76% direct interest and a 2.1% indirect interest, has developed a site, including a jetty, from which it exports timber. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber (acquired in the development phase) totaling approximately 30,000 cubic meters occurred in the third and fourth quarters of 1995. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber (acquired in the development phase). Since the project was still in the development phase, the related revenues were used to offset capitalized development costs. During the first quarter of 1997, the Company commenced commercial production of timber and amortization of deferred development costs.

     Capital required by this venture is now projected at approximately $49 million through the end of 1997, including $41.5 million in subordinated debt and accrued interest provided by the Company and $7.4 million in third-party outstanding financing. Forest-Starma completed a $9.3 million project financing, guaranteed by OPIC, in early July 1996, of which $8.7 million was outstanding at December 31, 1996. The underlying note is payable in fourteen equal semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a guarantee fee of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to OPIC's guarantee, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be paid on this third party financing, leaving an outstanding balance of $7.4 million. During the second half of 1996, Forest-Starma applied for $6.5 million in additional OPIC guaranteed financing for an expansion planned in 1997. If received, these funds will offset, in part, the subordinated debt provided by the Company for the 1997 expansion.

     Direct investment by the Company in Forest-Starma aggregated $27.1 million at December 31, 1996. Forest-Starma is expected to produce in excess of 300,000 cubic meters in 1997. The Company has signed an agreement to acquire an additional 14% direct interest in Forest-Starma. The transfer is currently awaiting regulatory approvals.

     In connection with its investment in Forest-Starma, the Company has secured OPIC political risk insurance in an amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

     In 1995, Amgun-Forest and Udinskoye, the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Company has a 75.6% direct interest and 1.3% indirect interest in Amgun-Forest and a 62% direct interest and 4.2% indirect interest in Udinskoye. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects.

Preliminary estimates for these two projects are that, prior to securing third-party financing, the Company will provide funding of approximately $1 million in 1997.

TAS-YURJAH MINING COMPANY

     In 1994, the Company entered into a joint venture, Closed Joint-Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), with a Russian company to explore potential gold mining properties in the Khabarovsk Territory of Russia. The Company currently owns a 50% direct interest and a 2.5% indirect interest in Tas-Yurjah. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). Tas-Yurjah plans to conduct drilling and geochemical and geological surveys to further examine anomalies located in the licensed area during the summer of 1997. At December 31, 1996, the Company had expended approximately $2.3 million for exploration work related to Tas-Yurjah and expects to expend $1.5 million in 1997.

METALS VENTURES

     Since 1991, a subsidiary of the Company, Pioneer Metals and Technology, Inc., has been involved in a development-stage business in Russia, through its subsidiary, for the production and sale of powdered metals, permanent magnets and various trading endeavors.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company and its subsidiaries conduct their principal operations from leased premises with approximately 123,000 square feet at 60 State Street, Boston, Massachusetts, under two leases. The first to expire of these leases (which covers substantially all of the space) expires in 2002, with two five-year renewal options. The rent expense for these premises was approximately $2.8 million in 1996. The Company has agreed, in accordance with the current lease agreement, to lease an additional 22,400 square feet commencing in July 1997. As part of this arrangement, the Company will relinquish 7,100 square feet of space at the end of 1997. The Company believes that its facilities are adequate for its current needs and that additional space will be available as needed.

     Teberebie Goldfields Limited, conducts mining operations in Tarkwa, Ghana. The Republic of Ghana has granted TGL land concessions of approximately 42 square kilometers. The operating facilities included on the Teberebie mine site include approximately 48 housing and office buildings, two four-stage crushing plants, heap leaching facilities and ponds, two processing plants and refineries, a clinic, a laboratory, a warehouse and an eight-bay maintenance shop for heavy equipment. TGL believes that its facilities are generally in a state of good repair and adequate for its current needs and that additional facilities will be constructed as needed. See "Item 1 Business -- Natural Resource Development -- Pioneer Goldfields Limited -- Development and Expansion" for a description of TGL's Phase III expansion and the facilities being constructed in connection therewith. In addition, TGL has expanded its warehouse facilities. The expanded facilities were completed in the first quarter of 1997 and will be utilized during the second quarter of 1997.

     In December 1992, Pioneer First Polish purchased a 38-year capital lease, convertible to perpetual use, on a two-year-old, 373-square-meter office building in Warsaw. Pioneer First Polish is currently subleasing the property to an unaffiliated corporation for a three-year term that commenced on March 1, 1995. Through March 1999, the Company's Polish subsidiaries has leased approximately 2,000 square meters of office space in Warsaw. FSL also leases approximately 1,400 square meters of office space and 502 square meters of storage space in Warsaw. The terms of the leases range from one to five years.

     The Company's 78%-owned subsidiary, Forest-Starma, is pursuing the development of timber production in the Khabarovsk Territory of Russia under two long term leases comprising 129,900 hectares (approximately 321,000 acres) in the aggregate with annual cutting rights of 245,000 cubic meters. Forest-Starma is currently in the process of confirming with the governmental authorities that it has been granted additional cutting rights of approximately 450,000 cubic meters and additional hectarage. Amgun-Forest and Udinskoye, the Company's other majority-owned Russian timber ventures, each have a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters. The Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters.

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the Company's business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of the executive officers of the Company, and a description of the positions and offices each holds with the Company and its significant subsidiaries.

         NAME            AGE     POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
         ----            ---     -----------------------------------------------------------
John F. Cogan, Jr......   70    President, Chief Executive Officer and Chairman of the Board
                                of the Company since 1962. Chairman of Pioneering Management since 1993 and President of Pioneering Management from 1962 to
                                1993. Director of Pioneering Management since 1962. Chairman and Director of Pioneer Distributor. Chairman, President and
                                Trustee of each of the registered investment companies in the
                                Pioneer Family of Mutual Funds. President and Director of
                                Pioneer International, Pioneer Omega and Pioneer First Russia.
                                Director of Pioneering Services, Pioneer Capital, Pioneer Real
                                Estate and Pioneer Forest, Inc. ("Pioneer Forest"). Chairman
                                and director of Pioneer Goldfields, TGL, Closed Joint Stock
                                Company "Pioneer Metals International", Forest-Starma,
                                "Pioneer Investments" ("Pioneer Investments"), Amgun-Forest
                                and Udinskoye. Chairman of Supervisory Board of Pioneer First
                                Polish, Pioneer Czech and Pioneer Fonds Marketing. Director of
                                Pioneer Ireland and each of the Irish Funds. Senior Partner of the Boston law firm, Hale and Dorr LLP, counsel to the
                                Company.

Robert L. Butler.......   56    Executive Vice President of the Company since 1985. Director of the Company since 1988. President and Director of Pioneer
                                Distributor since since 1989. Director of Pioneering
                                Management, Pioneering Services, Pioneer International and
                                Pioneer Real Estate. Member of Supervisory Board of Pioneer
                                First Polish and Pioneer Czech. Vice Chairman of the
                                Supervisory Board of Pioneer Fonds Marketing. Director of
                                Pioneer Ireland and each of the Irish Funds. Previously, Vice
                                President of the NASD.

David D. Tripple.......   53    Executive Vice President of the Company since 1986. President of Pioneering Management since 1993 and Chief Investment
                                officer and Director of Pioneering Management since 1986.
                                Executive Vice President of Pioneering Management from 1986 to
                                1993. Executive Vice President and trustee of each of the
                                registered investment companies in the Pioneer Family of
                                Mutual Funds. Director of Pioneer Distributor, Pioneer
                                Capital, Pioneer International, Pioneer Investments, Pioneer
                                Real Estate, Pioneer Omega, Pioneer First Russia, Pioneer
                                Ireland and each of the Irish Funds. Member of Supervisory
                                Board of Pioneer First Polish and Pioneer Czech.

William H. Keough......   59    Senior Vice President and Chief Financial Officer of the
                                Company since 1986. Treasurer of the Company, Pioneer
                                Distributor, Pioneering Management, Pioneering Services,
                                Pioneer Capital, Pioneer International, Pioneer Real Estate,
                                Pioneer Omega and Pioneer First Russia. Treasurer of each of the registered investment companies in the Pioneer Family of
                                Mutual Funds.

Timothy T. Frost.......   42    Vice President of the Company since 1995. Director and Vice
                                President of Pioneer Omega and Pioneer First Russia. Senior
                                Vice President of Pioneer International. Vice President of
                                Pioneer Real Estate. Previously, Managing Director of
                                Financial Services Volunteer Corps.

Lucien Girard, III.....   63    Vice President of the Company. Managing Director and Chief
                                Executive of Pioneer Goldfields and TGL. Director of Pioneer
                                Metals and Technology, Inc. ("Pioneer Metals").

         NAME            AGE     POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
         ----            ---     -----------------------------------------------------------
Stephen G. Kasnet......   51    Vice President of the Company since 1995. President of Pioneer
                                Real Estate since January 1996. Trustee and Vice President of
                                Pioneer Real Estate Shares and Vice President of Pioneer
                                Variable Contracts Trust. Previously, Managing Director, First
                                Winthrop Corporation and Winthrop Financial Associates.
                                Chairman of the Board of Warren Bancorp and Warren Five Cents
                                Savings Bank and Director of Bradley Real Estate, Inc.

John F. Lawlor.........   63    Vice President of the Company and Pioneering Management.
                                Director of Pioneer Goldfields, TGL, Forest-Starma,
                                Amgun-Forest, Udinskoye Closed Joint Stock Company "Pioneer
                                Metals International", Pioneer Forest, Pioneer Ireland and
                                each of the Irish Funds. Director and Vice President of
                                Pioneer Metals.

Alicja K. Malecka......   50    Vice President of the Company and Pioneer Real Estate. Senior
                                Vice President of Pioneer International. President of Pioneer
                                First Polish, the Polish Funds and Pioneer Investment Poland,
                                Sp.zo.o. Member of the Supervisory Board of FSL and Pioneer
                                Czech.

Frank M. Polestra......   71    Vice President of the Company since 1975. President and
                                Director of Pioneer Capital since 1981. President and Director of Pioneer SBIC Corp.

William H. Smith,         60    Vice President of the Company and President and Director of
  Jr...................         Pioneering Services since 1985. Vice President and Director of
                                Pioneer International. Director of Pioneer Ireland and each of the Irish Funds. Member of the Supervisory Board of FSL.
                                Previously, President of Securities Fund Services, Inc.
                                between 1981 and 1985.

Joseph P. Barri........   50    Secretary of the Company since 1978. Secretary of each of the registered investment companies in the Pioneer Family of
                                Mutual Funds, Pioneering Management, Pioneer Capital, Pioneer
                                Distributor, Pioneering Services, Pioneer Omega, Pioneer First
                                Russia and Pioneer International. Senior Partner of the Boston
                                law firm, Hale and Dorr LLP, counsel to the Company.

Robert P. Nault........   33    General Counsel and Assistant Secretary of the Company since
                                1995. Assistant Secretary of each of the registered investment companies in the Pioneer Family of Mutual Funds, Pioneering
                                Management, Pioneer Capital, Pioneer Distributor, Pioneering
                                Services, Pioneer International, Pioneer Omega, Pioneer First
                                Russia and Pioneer Goldfields. Secretary of Pioneer Real
                                Estate and Pioneer Forest. Previously, Junior Partner of the
                                Boston law firm, Hale and Dorr LLP, counsel to the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference from the 1996 Annual Report under the captions "Information Relating to Shares," "Dividends on Common Stock" and "Price Range of Common Stock."

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference from the 1996 Annual Report under the caption "Five Year Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from the 1996 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated by reference from the 1996 Annual Report under the caption "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS  10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers," "Election of Directors," "Directors' Meetings and Fees," "Committee Meetings," "Executive Compensation," "Stock Option Grants and Exercises" and "Certain Transactions." Information regarding executive officers of the Company is also furnished in
Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are included as part of this Annual Report on Form 10-K.

     1.  FINANCIAL STATEMENTS:

    Report of Independent Public Accountants.....................................    27*
    Consolidated Statements of Income for the Three years Ended December 31,
      1996.......................................................................    28*
    Consolidated Balance Sheets as of December 31, 1996 and 1995.................    29*
    Consolidated Statements of Changes in Stockholders' Equity for the Three
      Years Ended December 31, 1996..............................................    30*
    Consolidated Statements of Cash Flows for the Three Years Ended December
      31, 1996...................................................................    31*
    Notes to Consolidated Financial Statements...................................    32*

---------------

* Refers to page number in 1996 Annual Report. Each such financial statement or report is hereby incorporated herein by reference to the 1996 Annual Report which is filed as an exhibit to this report.

     2.  FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

     3.  EXHIBITS:

     The exhibits filed with or incorporated into this Annual Report on Form 10-K are listed on the "Index to Exhibits" below.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1997.

                                            THE PIONEER GROUP, INC.

                                            By: /s/    JOHN F. COGAN, JR.
                                              ----------------------------------
                                                     JOHN F. COGAN, JR.,
                                                          President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               SIGNATURE                                 TITLE                     DATE
               ---------                                 -----                     ----

/s/ JOHN F. COGAN, JR.                      Principal Executive Officer and   March 31, 1997
----------------------------------------    Director
JOHN F. COGAN, JR.

/s/ WILLIAM H. KEOUGH                       Principal Financial Officer and   March 31, 1997
----------------------------------------    Principal Accounting Officer
WILLIAM H. KEOUGH

/s/ ROBERT L. BUTLER                        Director                          March 31, 1997
----------------------------------------
ROBERT L. BUTLER

/s/ MAURICE ENGLEMAN                        Director                          March 31, 1997
----------------------------------------
MAURICE ENGLEMAN

/s/ ALAN J. STRASSMAN                       Director                          March 31, 1997
----------------------------------------
ALAN J. STRASSMAN

/s/ JASKARAN S. TEJA                        Director                          March 31, 1997
----------------------------------------
JASKARAN S. TEJA

/s/ DAVID D. TRIPPLE                        Director                          March 31, 1997
----------------------------------------
DAVID D. TRIPPLE

/s/ JOHN H. VALENTINE                       Director                          March 31, 1997
----------------------------------------
JOHN H. VALENTINE

                               INDEX TO EXHIBITS

EXHIBIT NO.                                             EXHIBIT
-----------                                             -------
      3.1(10)      --   Certificate of Incorporation, as amended
      3.2(2)       --   By-Laws, as amended
     10.1(1)(2)    --   Form of Management Contracts with Pioneer Funds
     10.2(2)       --   Form of Investment Company Service Agreements with Pioneer Funds
     10.3(2)(9)    --   Retirement Benefit Plan and Trust
     10.4(6)(9)    --   1988 Stock Option Plan, as amended
     10.5(6)       --   Lease, dated as of July 3, 1991, between the Trustees of 60 State Street and the Company
     10.6(3)(9)    --   Form of Employment Agreements with Regional Vice Presidents
     10.7(4)       --   Finance Agreement between Teberebie Goldfields Limited and Overseas
                        Private Investment Corporation ("OPIC")
     10.8(4)       --   Revised Form of Underwriting Contract with Pioneer Funds
     10.9(4)(9)    --   1990 Restricted Stock Plan
     10.10(5)      --   Form of Management Contract with Pioneer U.S. Government Trust
     10.11(5)      --   Form of Management Contract with Pioneer Money Market Trust
     10.12(5)      --   Deed of Warranty, dated December 3, 1987, between the Government of the
                        Republic of Ghana, Teberebie Goldfields Limited and The Pioneer Group,
                        Inc.
     10.13(5)      --   Lease, dated February 2, 1988, between the Government of the Republic of
                        Ghana and Teberebie Goldfields Limited
     10.14(5)      --   Agreement dated as of September 4, 1990, by and among Teberebie
                        Goldfields Limited, the Republic of Ghana, Ghana Commercial Bank, Bank
                        of Ghana, The Pioneer Group, Inc., OPIC and The Chase Manhattan Bank,
                        N.A.
     10.15(5)      --   First Amended Finance Agreement, dated May 25, 1989, as amended
                        September 4, 1990, between Teberebie Goldfields Limited and OPIC
     10.16(5)      --   Gold Refining and Purchasing Agreements Acknowledgment executed by
                        Teberebie Goldfields Limited, the Republic of Ghana, Ghana Commercial
                        Bank, Bank of Ghana, The Pioneer Group, Inc., Overseas Private
                        Investment Corporation, and The Chase Manhattan Bank, N.A.
     10.17(5)      --   Map of Mining Operations in Tarkwa, Ghana
     10.18(7)      --   Collective Agreement between Teberebie Goldfields Limited and the Ghana
                        Mine Workers Union of T.U.C.
     10.19(7)      --   Agreement, dated March 1, 1992, between Teberebie Goldfields Limited and
                        Johnson Matthey Chemicals
     10.20(7)      --   Amendment, dated as of March 10, 1993, to Contract dated March 1, 1992, between Teberebie Goldfields Limited and Johnson Matthey Chemicals
     10.21(8)      --   Amendment, dated as of March 9, 1994, to contract between Teberebie
                        Goldfields Limited and Johnson Matthey Chemicals
     10.22(8)      --   Refining Agreement, dated as of August 23, 1993, between Teberebie
                        Goldfields Limited and Metalor
     10.23(8)      --   OPIC Contract of Insurance Against Inconvertibility, Expropriation and
                        Political Violence between OPIC and Pioneer Goldfields Limited, dated
                        August 12, 1993
     10.24(8)      --   Master Gold Trading and Hedging Services Agreement, dated as of January
                        10, 1993 between Teberebie Goldfields Ltd. and Billiten Marketing and
                        Trading B.V.
     10.25(8)      --   Agreement, dated as of September 29, 1993, between the Chase Manhattan
                        Bank, N.A. and Teberebie Goldfields Ltd.
     10.26(8)      --   Letter Agreement, dated as of September 17, 1993, between OPIC and
                        Teberebie Goldfields Ltd.
     10.27(8)      --   Credit Agreement, dated as of June 1, 1993, between Teberebie Goldfields
                        Limited and Skandinaviska Enskilda Banken
     10.28(10)     --   Agreement, dated May 10, 1994, between Teberebie Goldfields Limited and
                        Johnson Matthey PLC
     10.29(10)     --   Contract, dated May 30, 1994, among Timber Harvesting Equipment Sales,
                        Inc., Joint-Stock Company "Forest-Starma" and the Company

EXHIBIT NO.                                             EXHIBIT
-----------                                             -------
     10.30(10)     --   Contract, dated August 4, 1994, among Morbark Northwest, Inc.,
                        Joint-Stock Company "Forest-Starma" and the Company
     10.31(10)     --   Contract, dated May 25, 1994, among Caterpillar Overseas S.A.,
                        Joint-Stock Company "Forest Starma" and the Company
     10.32(10)     --   OPIC Commitment to Guarantee Loans to Forest Starma, among OPIC, Forest
                        Starma, Starma Holding Company and the Company
     10.33(10)     --   OPIC Contract of Insurance Against Business Income Loss between OPIC and the Company, effective September 30, 1992, as amended (No. D581)
     10.34(10)     --   OPIC Contract of Insurance Against Business Income Loss between OPIC and the Company, effective September 30, 1992, as amended (No. D582)
     10.35(10)     --   OPIC Contract of Insurance Against Inconvertibility, Expropriation and
                        Political Violence between OPIC and the Company, effective September 30,
                        1992 as amended (No. D547)
     10.36(10)     --   OPIC Contract of Insurance Against Inconvertibility, Expropriation and
                        Political Violence between OPIC and the Company, effective September 30,
                        1992 (No. D545)
     10.37(10)     --   Consulting Agreement, dated as of January 2, 1995, between the Company and Pioneer First Polish Trust Fund Joint Stock Company ("Pioneer
                        Poland")
     10.38(10)     --   Services Contract, dated January 1, 1994, between Pioneering Services
                        Corporation and Financial Services Limited
     10.39(10)     --   Agreement, dated June 25, 1992, between Pioneer Poland and Bank Polska
                        Kasa Opieka S.A. ("Bank Pekao")
     10.40(10)     --   Agreement, dated as of June 25, 1992, between Bank Pekao and Pioneer
                        International Corporation
     10.41(10)     --   Agreement, dated June 25, 1992, between Bank Pekao and Pioneer Poland
     10.42(10)     --   Agreement, dated September 24, 1992, between Pioneer Poland and
                        Financial Services Limited
     10.43(10)     --   Letter Agreement dated February 28, 1995 between the Company and The
                        First National Bank of Boston
     10.44(11)     --   Master Share Purchase Agreement dated as of April 7, 1995 by and among
                        Pioneer Omega, Inc. and First Voucher Fund
     10.45(11)     --   Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and
                        DOM Investment Company
     10.46(11)     --   Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and
                        Moscow International Business Centre Limited
     10.47(11)     --   Stockholders Agreement dated as of April 11, 1995 by and among the
                        Company and Moscow International Business Centre Limited
     10.48(12)     --   Collective Agreement dated as of July 3, 1995 between Teberebie
                        Goldfields Limited and the Ghana Mineworker' Union of T.U.C.
     10.49(12)     --   Letter Agreement dated July 26, 1995 between the Company and The First
                        National Bank of Boston
     10.50(13)     --   Contract of Insurance Against Incontrovertibility, Expropriation and
                        Political Violence dated September 29, 1995 between the Overseas Private
                        Investment Corporation and the Company
     10.51(13)     --   Commitment Letter dated September 29, 1995 between the Overseas Private
                        Investment Corporation, the Company and Teberebie Goldfields Limited
     10.52(13)     --   Letter Agreement dated October 20, 1995 between the Company and The
                        First National Bank of Boston
     10.53(14)     --   Credit Facilities Commitment Letter Agreement dated as of February 29,
                        1996 between the Company and The First National Bank of Boston
     10.54(9)(14)  --   1995 Restricted Stock Plan
     10.55(14)     --   Credit Agreement between Teberebie Goldfields Limited and Skandinaviska
                        Enskilda Banken AB dated as of March 11, 1996
     10.56(9)(15)  --   1995 Employee Stock Purchase Plan

EXHIBIT NO.                                             EXHIBIT
-----------                                             -------
     10.57(15)     --   Loan Agreement dated as of April 23, 1996, by and between Teberebie
                        Goldfields Limited and Caterpillar Financial Services Corporation.
     10.58(15)     --   Chattel Mortgage dated as of April 23, 1996, by and between Teberebie
                        Goldfields Limited and Caterpillar Financial Services Corporation.
     10.59(15)     --   Credit Agreement dated as of June 6, 1996, by and among the Company, certain of its subsidiaries, the Lenders and The First National Bank of
                        Boston, as agent for itself and the other Lenders.
     10.60(15)     --   Loan Agreement dated as of May 16, 1996, by and between Teberebie
                        Goldfields Limited and Caterpillar Financial Corporation.
     10.61(16)     --   Sublease dated as of August 15, 1996, between the Company and Citizens
                        Financial Group, Inc.
     10.62         --   Subscription Agreement dated as of October 16, 1996, between Pioneer
                        First Russia, Inc. and International Finance Corporation.
     10.63         --   Shareholders Agreement dated as of October 16, 1996, among Pioneer
                        Omega, Inc. and Pioneer First Russia, Inc. and International Finance
                        Corporation.
     10.64         --   Put and Call Agreement dated as of October 16, 1996, among Pioneer First
                        Russia, Inc. and Pioneer Omega, Inc. and International Finance
                        Corporation.
     10.65         --   Credit Facility Agreement dated 19th December, 1996, for Pioneer Real
                        Estate Advisors, Inc. provided by Banque Societe Generale Vostok.
     10.66         --   First Amendment to Lease dated as of the 31st day of January 1994, by and between the Trustees of 60 State Street Trust and the Company.
     10.67         --   Second Amendment to Lease dated as of September 30, 1996, by and between the Trustees of 60 State Street Trust and the Company.
     10.68         --   Third Amendment to Lease dated as of November 15, 1996, by and between the Trustees of 60 State Street Trust and the Company.
     10.69         --   Finance Agreement dated as of October 25, 1996, between Teberebie
                        Goldfields Limited and the Overseas Private Investment Corporation.
     10.70         --   Project Completion Agreement dated as of October 28, 1996, among
                        Teberebie Goldfields Limited, the Company and Overseas Private
                        Investment Corporation.
     10.71         --   Overseas Private Investment Corporation Contract of Insurance Against
                        Inconvertibility, Expropriation and Political Violence between the
                        Overseas Private Investment Corporation and Pioneer Omega, Inc.
     11            --   Computation of Earnings Per Share
     13            --   1996 Annual Report to Stockholders (which is not deemed "filed" except with respect to the portions specifically incorporated herein by reference)
     21            --   Subsidiaries
     23            --   Consent of Arthur Andersen LLP
     27            --   Financial Data Schedule

---------------

 (1) Except Pioneer Short-Term Income Trust and Pioneer International Growth
     Fund.

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

(14) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(15) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(16) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.