Form 10-Q
period 1997-03-31
PIONEER GROUP INC
filed 1997-05-14
CIK 733060

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE THREE MONTHS ENDED MARCH 31, 1997             COMMISSION FILE NO. 0-8841

                            THE PIONEER GROUP, INC.
             (exact name of registrant as specified in its charter)

                         DELAWARE                                        13-5657669
             (State or other jurisdiction of                            (IRS Employer
              incorporation or organization)                         Identification No.)

          60 STATE STREET, BOSTON, MASSACHUSETTS                            02109
         (Address of principal executive offices)                        (Zip Code)

                                  617-742-7825
              (Registrant's telephone number, including area code)

                                   NO CHANGES
              (Former name, former address and former fiscal year,
                         if changes since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                Yes X       No
                                   ---        ---

              As of March 31, 1997, there were 25,130,983 shares
                      of the Registrant's Common Stock,
               $.10 par value per share, issued and outstanding.

================================================================================

                         PART I  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                                                                       MARCH 31,    DECEMBER 31,
                                                                                                         1997           1996
                                                                                                      -----------   ------------
                                                                                                      (UNAUDITED)
                                                             ASSETS

CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair value.....................................   $ 42,532      $ 30,813
Restricted cash......................................................................................      1,891         1,664
Investment in marketable securities, at fair value...................................................     31,497        27,542
Receivables:
    From securities brokers and dealers for sales of mutual fund shares..............................     10,145         9,010
    From Pioneer Family of Mutual Funds..............................................................     16,203        13,978
    For securities sold..............................................................................     13,909         2,600
    For gold shipments...............................................................................        481         2,686
    Other............................................................................................     12,975        14,912
Mining inventory.....................................................................................     25,639        23,502
Other current assets.................................................................................      9,376        12,607
                                                                                                        --------      --------
        Total current assets.........................................................................    164,648       139,314
                                                                                                        --------      --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated depreciation of $60,188 in 1997 and
     $56,143 in 1996)................................................................................    109,135       107,807
    Deferred mining development costs (net of accumulated amortization of $14,011 in 1997 and
     $13,455 in 1996)................................................................................     10,754        10,675
Cost of acquisition in excess of net assets (net of accumulated amortization of $9,972 in 1997
  and $9,268 in 1996)................................................................................     22,257        22,945
Long-term venture capital investments, at fair value (cost $51,400 in 1997 and $46,651 in 1996)......     68,848        59,872
Long-term investments, at cost.......................................................................     15,701        15,996
Timber project in development:
    Timber equipment and facilities (net of accumulated depreciation of $235 in 1997
     and $0 in 1996).................................................................................     13,406        11,852
    Deferred timber development costs (net of accumulated amortization of $457 in 1997
     and $0 in 1996).................................................................................     24,204        25,713
    Timber inventory.................................................................................      4,957         1,406
Building in progress.................................................................................     22,932        22,340
Furniture, equipment, and leasehold improvements (net of accumulated depreciation and amortization of
  $14,287 in 1997 and $13,293 in 1996)...............................................................     14,579        14,368
Loans to bank customers..............................................................................      2,559         6,632
Dealer advances (net of accumulated amortization of $10,550 in 1997 and $8,613 in 1996)..............     35,851        34,293
Other noncurrent assets..............................................................................     20,266        19,999
                                                                                                        --------      --------
        Total noncurrent assets......................................................................    365,449       353,898
                                                                                                        --------      --------
                                                                                                        $530,097      $493,212
                                                                                                        ========      ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold.....................................................................   $ 10,134      $  8,996
Accounts payable.....................................................................................     30,129        25,633
Accrued expenses.....................................................................................     22,028        24,751
Customer deposits....................................................................................     17,834        15,328
Payable for securities purchased.....................................................................     16,926         2,040
Short-term borrowings - banking activities...........................................................      2,886         5,573
Accrued income taxes.................................................................................      3,830         1,690
Current portion of notes payable.....................................................................     10,468        10,002
                                                                                                        --------      --------
        Total current liabilities....................................................................    114,235        94,013
                                                                                                        --------      --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion................................................................    153,359       149,500
Deferred income taxes, net...........................................................................     28,276        25,569
                                                                                                        --------      --------
        Total noncurrent liabilities.................................................................    181,635       175,069
                                                                                                        --------      --------
        Total liabilities............................................................................    295,870       269,082
                                                                                                        --------      --------
Minority interest....................................................................................     66,300        61,657
                                                                                                        --------      --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $10 par value; authorized 60,000,000 shares; issued 25,154,833 shares in 1997 and
     25,013,763 shares in 1996.......................................................................      2,515         2,501
    Paid-in capital..................................................................................     14,596        11,450
    Retained earnings................................................................................    157,254       152,457
    Cumulative translation adjustment................................................................       (152)       --
    Treasury stock at cost, 23,850 shares in 1997 and 910 shares in 1996.............................       (483)          (16)
                                                                                                        --------      --------
                                                                                                         173,730       166,392
    Less - Deferred cost of restricted common stock issued...........................................     (5,803)       (3,919)
                                                                                                        --------      --------
        Total stockholders' equity...................................................................    167,927       162,473
                                                                                                        --------      --------
                                                                                                        $530,097      $493,212
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                      -------------------------
                                                                         1997          1996
                                                                      -----------   -----------
Revenues and sales:
     Investment management fees.....................................  $    27,095   $    18,650
     Underwriting commissions and distribution fees.................        5,768         3,856
     Shareholder services fees......................................        6,664         6,089
     Securities and interest income -- banking activities...........        2,444         1,677
     Trustee fees and other income..................................       10,272         4,966
                                                                      -----------   -----------
          Revenues from financial services businesses...............       52,243        35,238
     Gold sales.....................................................       17,467        21,237
                                                                      -----------   -----------
          Total revenues and sales..................................       69,710        56,475
                                                                      -----------   -----------
Costs and expenses:
     Management, distribution, shareholder service and
      administrative expenses.......................................       42,912        28,992
     Interest expense -- banking activities.........................        1,360           577
     Gold mining operating costs and expenses.......................       17,227        16,645
                                                                      -----------   -----------
          Total costs and expenses..................................       61,499        46,214
                                                                      -----------   -----------
Other (income) expense:
     Unrealized and realized gains on venture capital and marketable
      securities investments, net...................................       (8,486)         (217)
     Interest expense...............................................        1,614           420
     Other, net.....................................................          420           421
                                                                      -----------   -----------
          Total other (income) expense..............................       (6,452)          624
                                                                      -----------   -----------
Income before provision for federal, state and foreign income taxes
  and minority interest.............................................       14,663         9,637
                                                                      -----------   -----------
Provision for federal, state and foreign income taxes...............        6,644         3,912
                                                                      -----------   -----------
Income before minority interest.....................................        8,019         5,725
                                                                      -----------   -----------
Minority interest...................................................          710           611
                                                                      -----------   -----------
Net income..........................................................  $     7,309   $     5,114
                                                                      ===========   ===========
Earnings per share..................................................  $      0.29   $      0.20
                                                                      ===========   ===========
Dividends per share.................................................  $      0.10   $      0.10
                                                                      ===========   ===========

Weighted average common and common equivalent shares outstanding....   25,503,000    25,439,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                               ---------------------
                                                                                                1997          1996
                                                                                               -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...............................................................................  $ 7,309       $ 5,114
    Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization........................................................    9,054         6,505
        Unrealized and realized gains on venture capital and marketable securities, net......   (8,486)         (217)
        (Equity in earnings of) provision on other investments...............................      (16)           20
        Restricted stock plan expense........................................................      456           389
        Deferred income taxes................................................................    2,707         5,847
        Minority interest....................................................................      710           611
    Changes in operating assets and liabilities:
        Investments in marketable securities, net............................................   (3,515)       (1,056)
        Receivable from securities brokers and dealers for sales of mutual fund shares.......   (1,135)         (245)
        Receivables for securities sold......................................................  (11,309)        --
        Receivables for gold shipments.......................................................    2,205         2,199
        Receivables from Pioneer Family of Mutual Funds and Other............................     (288)       (6,302)
        Mining inventory.....................................................................   (2,137)       (2,207)
        Other current assets.................................................................    3,049          (748)
        Other noncurrent assets..............................................................     (586)         (244)
        Payable to funds for shares sold.....................................................    1,138           537
        Accrued expenses and accounts payable................................................    1,773         7,103
        Payable for securities purchased.....................................................   14,886         --
        Accrued income taxes.................................................................    2,255          (744)
                                                                                               -------       -------
            Total adjustments................................................................   10,761        11,448
                                                                                               -------       -------
            Net cash provided by operating activities........................................   18,070        16,562
                                                                                               -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining equipment and facilities..............................................   (5,395)      (19,538)
    Deferred mining development costs........................................................     (635)         (164)
    Additions to furniture, equipment and leasehold improvements.............................   (1,588)         (810)
    Building in progress.....................................................................     (592)       (3,915)
    Long-term venture capital investments....................................................   (4,789)       (6,105)
    Proceeds from sale of long-term venture capital investments..............................       57         1,900
    Loans to bank customers..................................................................    4,073         --
    Deferred timber development costs........................................................    1,342        (1,873)
    Timber equipment and facilities..........................................................   (1,554)         (201)
    Timber inventory.........................................................................   (3,551)        --
    Other investments........................................................................     (479)       (2,716)
    Proceeds from sales of other investments.................................................    1,732         --
    Cost of acquisition in excess of net assets acquired.....................................      (16)        --
    Long-term investments....................................................................   (1,934)       (1,880)
    Proceeds from sale of long-term investments..............................................    4,897         3,964
                                                                                               -------       -------
        Net cash used in investing activities................................................   (8,432)      (31,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid...........................................................................   (2,513)       (2,496)
    Distributions to limited partners of venture capital subsidiary..........................      (64)        --
    Exercise of stock options................................................................      229           254
    Restricted stock plan award..............................................................       10             7
    Dealer advances..........................................................................   (3,495)       (6,555)
    Customer deposits........................................................................    2,506         --
    Short term borrowings-banking activities, net............................................   (2,687)        --
    Borrowings...............................................................................    6,000        12,000
    Amounts raised by venture capital investment partnerships................................    3,997         4,543
    Repayments of notes payable..............................................................   (1,675)         (812)
    Reclassification of restricted cash......................................................     (227)        --
                                                                                               -------       -------
        Net cash provided by financing activities............................................    2,081         6,941
                                                                                               -------       -------
Net increase in cash and cash equivalents....................................................   11,719        (7,835)
Cash and cash equivalents at beginning of period.............................................   30,813        27,809
                                                                                               -------       -------
Cash and cash equivalents at end of period...................................................  $42,532       $19,974
                                                                                               =======       =======

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1997

NOTE 1 -- NATURE OF OPERATIONS AND ORGANIZATION

     The Pioneer Group, Inc., and its subsidiaries (collectively, the "Company"), are engaged in financial services businesses in the United States and several foreign countries and in a number of natural resource development projects, including a gold mining venture in the Republic of Ghana and three timber ventures in the Russian Far East.

     In the United States, the Company conducts four lines of financial services businesses: (i) Pioneering Management Corporation ("PMC") serves as investment manager to the 31 U.S. registered investment companies in the Pioneer Family of Mutual Funds and several institutional accounts, (ii) Pioneer Funds Distributor, Inc. ("PFD") serves as distributor of shares of the Pioneer Family of Mutual Funds, (iii) Pioneer Capital Corporation ("PCC"), and its subsidiaries, engage in venture capital investing and management activities, and (iv) Pioneering Services Corporation serves as shareholder servicing agent for the Pioneer Family of Mutual Funds.

     The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of three mutual funds, owns 50% of a unitholder servicing agent, manages an institutional venture capital fund, and owns a majority interest in a brokerage operation, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services three offshore investment funds, sold primarily in Western Europe, and (iii) Moscow, Russia, where the Company provides financial services, including banking, investment advisory, investment banking and brokerage and transfer agency services, distributes shares of, manages, and services, Pioneer First, one of the first open-end mutual funds available to Russian citizens, and where the Company owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment operations in the Czech Republic and has invested in investment management operations in India and Taiwan.

     The Company's Russian investment operations are consolidated under Pioneer First Russia, Inc. ("PFR"). In 1996, PFR entered into a subscription agreement with the International Finance Commission("IFC") for the sale of up to $4 million of its common stock. Simultaneously, the Company also entered into a put and call agreement for this common stock. The put allows the holder of the shares to put them to PFR for the greater of the IFC shares net asset value, as defined in the agreement, or twelve times PFR's average earnings, as defined in the agreement, during the period from four to eight years from the date of the initial closing. The call feature allows the Company to call the shares for the same amount, beginning eight years and ending ten years from the date of initial closing.

     In 1996, the IFC advanced $2 million to PFR, pursuant to the subscription agreement. The balance of the commitment was received by PFR during the first quarter of 1997. The entire commitment is included in minority interest liability. Adjustments are made to the carrying amount of this liability to reflect the IFC's interest under the put and call agreement.

     The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. The Company also participates in several natural resource development ventures in Russia, including a project pursuing the development of timber production in the Russian Far East, in which the Company has a 90% direct interest and a 2.1% indirect interest.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1996. The footnotes to the financial statements reported in the 1996 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

     Certain reclassifications have been made to the accompanying 1996 consolidated financial statements to conform with the 1997 presentation.

     Income taxes paid were $2,224,000 and $442,000 for the three months ended March 31, 1997, and March 31, 1996, respectively. In addition, interest paid was $2,894,000 for the three months ended March 31, 1997, and $1,123,000 for the three months ended March 31, 1996. Included in these interest paid amounts was $1.1 million for the three months ended March 31, 1997, that was capitalized related to TGL's mining Phase III expansion operations and $709,000 for the three months ended March 31, 1996, that was capitalized related to the development of the Company's building in progress and Russian timber operations.

NOTE 3 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                              MARCH 31,     DECEMBER 31,
                                                                1997            1996
                                                              ---------     ------------
                                                                (DOLLARS IN THOUSANDS)
        Gold dore...........................................   $ 1,546        $     --
        Gold-in-process.....................................     1,706           1,658
        Materials and supplies..............................    22,387          21,844
                                                               -------        --------
                                                               $25,639        $ 23,502
                                                               =======        ========

NOTE 4 -- MINING EQUIPMENT

                                                              MARCH 31,     DECEMBER 31,
                                                                1997            1996
                                                              ---------     ------------
                                                                (DOLLARS IN THOUSANDS)
          Mobile mine equipment.............................   $ 62,662       $ 62,177
          Crusher...........................................     23,166         22,550
          Processing plant and laboratory...................      5,042          5,040
          Leach pads and ponds..............................     19,585         19,318
          Building and civil works..........................     10,820         10,813
          Office furniture and equipment....................      1,869          1,798
          Motor vehicles....................................      2,448          2,307
          Construction in progress..........................     41,681         37,937
          Other assets......................................      2,050          2,010
                                                               --------       --------
                                                                169,323        163,950
               Less:  accumulated depreciation..............    (60,188)       (56,143)
                                                               --------       --------
          Total mining equipment............................   $109,135       $107,807
                                                               ========       ========

NOTE 5 -- INCOME TAXES

     The Company follows the accounting and disclosure rules specified by Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets consist principally of deferred interest on loans to Forest-Starma (the Company's Russian timber venture), non-qualified pension expense, deferred rent expense, and foreign tax credits' temporary differences. Deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

NOTE 6 -- STOCK PLANS

     The Company records stock compensation in accordance with APB 25. The Company has a Restricted Stock Plan (the "1995 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 600,000 shares of the Company's stock may be awarded to participants under the 1995 Plan at a price to be determined by the Board of Directors, generally $.10 per share. The 1995 Plan expires in January 2005. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

     The following tables summarize restricted stock plan activity for the Plans during the first three months of 1997.

                                                                   UNVESTED SHARES
                                                         ------------------------------------
                                                         1995 PLAN     1990 PLAN      TOTAL
                                                         ---------     ---------     --------
     Balance at 12/31/96...............................    69,680        259,841      329,521
          Awarded......................................   131,735          --         131,735
          Vested.......................................      (240)      (123,682)    (123,922)
          Forfeited....................................    (6,020)       (29,585)     (35,605)
                                                          -------        -------      -------
     Balance at 3/31/97................................   195,155        106,574      301,729
                                                          =======        =======      =======

                                                                      VESTED SHARES
                                                           -----------------------------------
                                                           1995 PLAN     1990 PLAN      TOTAL
                                                           ---------     ---------     -------
     Balance at 12/31/96.................................    10,089       485,658      495,747
          Vested.........................................       240       123,682      123,922
                                                             ------       -------      -------
     Balance at 3/31/97..................................    10,329       609,340      619,669
                                                             ======       =======      =======

     The Company awarded 78,137 in 1996 and 3,937 shares in 1995 under the 1995 Plan. The Company awarded 123,400 shares in 1995 under the 1990 Plan.

     The participant's right to sell the awarded stock under the Plans is generally restricted as to 100% of the shares awarded during the first two years following the award, 60% during the third year and 20% less each year thereafter. The Company may repurchase unvested restricted shares at $.10 per share upon termination of employment.

     Awards under the Plans are compensatory, and accordingly, the difference between the award price and the market value of the shares under the Plans at the award date, less the applicable tax benefit, is being amortized on a straight-line basis over a five-year period.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     The following table summarizes all stock option activity since December 31, 1994.

                                                                           WEIGHTED AVERAGE
                                                             NUMBER OF      EXERCISE PRICE
                                                              SHARES          PER SHARE
                                                             ---------     ----------------
        Outstanding at December 31, 1994...................  1,794,500          $ 7.35
             Granted.......................................    207,500           27.48
             Exercised.....................................    (25,000)           6.03
                                                             ---------          ------
        Outstanding at December 31, 1995...................  1,977,000          $ 9.30
             Granted.......................................    281,000           24.85
             Exercised.....................................    (80,000)           6.34
                                                             ---------          ------
        Outstanding at December 31, 1996...................  2,178,000          $11.58
             Forfeited.....................................    (24,000)          18.38
             Exercised.....................................    (22,000)          10.39
                                                             ---------          ------
        Outstanding at March 31, 1997......................  2,132,000          $11.51
                                                             =========          ======
        Exercisable at March 31, 1997......................  1,464,500          $ 6.93
                                                             =========          ======

     On May 4, 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1996 and 1995, the Company issued 33,433 shares and 18,228 shares under the 1995 Purchase Plan, respectively.

     In March of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 128") "Earnings Per Share." It is effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the replacement of earnings per share with basic earnings per share. Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. No dilution for potentially dilutive securities is included. Fully diluted EPS, now called diluted EPS, is still required. The Company does not expect the adoption of SFAS No. 128 to have a material effect on previously reported earnings per share amounts.

NOTE 7 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $3,514,044 at March 31, 1997, which exceeded required net capital of $936,801 by $2,577,243. The ratio of aggregate indebtedness to net capital at March 31, 1997, was 4 to 1.

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

NOTE 8 -- BENEFIT PLANS

     The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under section 401 of the Internal Revenue Code. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under the Benefit Plans were $672,000 for the three months ended March 31, 1997, and $577,000 for the three months ended March 31, 1996.

     Both of the Company's qualified Benefit Plans described above cover all full-time employees who have met certain age and length-of-service requirements. Regarding the retirement benefit plan, the Company contributes an amount which would purchase a certain targeted monthly pension benefit at the participant's normal retirement date. In connection with the savings and investment plan, participants can voluntarily contribute up to 10% of their compensation to the plan, and the Company will match this contribution up to 2%.

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer Family of Mutual Funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $26,345,000 for the three months ended March 31, 1997, and $17,624,000 for the three months ended March 31, 1996. Underwriting commissions and distribution fees earned from the sales of mutual funds shares were approximately $5,768,000 for the three months ended March 31, 1997, and $3,856,000 for the three months ended March 31, 1996, respectively. Shareholder services fees earned from the mutual funds were approximately $6,664,000 for the three months ended March 31, 1997, and $6,089,000 for the three months ended March 31, 1996.

     Within the Pioneer mutual funds, total revenues from Pioneer II were approximately $11,704,000 for the three months ended March 31, 1997, and $8,801,000 for the three months ended March 31, 1996.

     Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $207,000 for the three months ended March 31, 1997, and $314,000 for the three months ended March 31, 1996.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     U.S. rental expense was approximately $855,000 for the three months ended March 31, 1997, and $787,000 for the three months ended March 31, 1996. Future minimum payments under the leases amount to approximately $2,759,000 for the last nine months of 1997, $3,821,000 in 1998, $3,749,000 in 1999, $3,610,000 in
2000, $3,692,000 in 2001, $1,194,000 in 2002 and $1,061,000 thereafter. These future minimum payments include estimated annual operating and tax expenses of approximately $1,196,000 in the last nine months of 1997, and $1,642,000 thereafter.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

     The Company guaranteed a custody bank account in Poland in the amount of $600,000, in order to enable its broker-dealer subsidiary in Poland, to fulfill certain regulatory requirements.

     At March 31, 1997, the Company was committed to additional capital contributions of $1.8 million to Pioneer Poland U.S. L.P. and $1.8 million to Pioneer Poland U.K. L.P.. These contributions are due upon call by Management as prior contributions become 80% invested. In April of 1997, the Company contributed $1.2 million equally among the two limited partnerships thereby reducing these amounts to $1.2 million and $1.2 million, respectively. At March 31, 1997, the Company was committed to additional capital contributions of $1.9 million to Pioneer Ventures Limited Partnership II, a U.S. venture capital fund.

NOTE 11 -- NOTES PAYABLE

     Notes payable of the Company consists of the following:

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997            1996
                                                                       ---------     ------------
                                                                         (DOLLARS IN THOUSANDS)
Revolving Credit Agreement...........................................    $92,000         $87,500

Preferred shares financing related to the Russian investment operations, principal payable in three annual installments of
  $2,000,000 through 1998, interest payable at 5%....................      4,000           4,000

Small Business Administration ("SBA") financing, notes payable to a bank, interest payable semi-annually at rates ranging from 6.12% to
  9.8%, principal due in 1998 through 2003...........................      4,950           4,950

Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable on March 31, 1997, interest
  payable at 5.77%, secured by equipment.............................         --             812

Note payable to a bank, interest payable quarterly at the three month
  LIBOR rate plus 6%, principal due in eight quarterly installments through January, 1999, secured by lease rental payments and
  proceeds from insurance policies...................................      1,500              --

Notes payable to a bank, guaranteed by the Company, principal payable in semi-annual installments of $214,000 through November 30, 1999,
  no interest payable, secured by equipment..........................      1,286           1,286

Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable in ten semi-annual installments of $1,415,000 beginning no later than July 31, 1997, interest
  payable at 6.42%, secured by equipment.............................     14,147          14,147

Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest payable
  at 7.85%, secured by equipment.....................................      5,706           6,042

Note payable to a supplier, principal and interest payable in quarterly installments of $102,000 through April 15, 2001, interest
  payable at 7.85%, secured by equipment.............................      1,463           1,535

Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest payable at
  8.00%, secured by equipment........................................      4,843           5,128

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

                                                                       MARCH 31,     DECEMBER 31,
                                                                         1997            1996
                                                                       ---------     ------------
                                                                         (DOLLARS IN THOUSANDS)
Note payable to a supplier, principal payable in quarterly
  installments of $338,000 through September 15, 2001, interest
  payable at 8.25%, secured by equipment.............................      6,252           6,422

Note payable to a bank, guaranteed by OPIC, principal payable in twelve equal semi-annual installments of $1,583,000 commencing
  March 15, 1998, interest payable at a fixed rate of 6.37%..........     19,000          19,000

Project financing, guaranteed by OPIC, payable in fourteen equal semiannual installments of $620,000 through December 15, 2003,
  interest payable at a fixed rate of 7.20%..........................      8,680           8,680
                                                                        --------        --------
                                                                         163,827         159,502
Less:  Current portion...............................................    (10,468)        (10,002)
                                                                        --------        --------
                                                                        $153,359        $149,500
                                                                        ========        ========

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility") in the amount of $115 million. Under the Credit Facility, the Company may borrow up to $35 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. See Note 14 below for further discussion on dealer advances. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin tied to the Company's financial performance, of 1.25%, 1.50% or 1.75% in the first year of the agreement and 0.75%, 1.25%, 1.50% or 1.75% for the remaining term as defined under the agreement. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. At March 31, 1997, the Company had borrowed $57 million under the Corporate Revolver and $35 million under the B-share Revolver. In order to accommodate projected mutual fund sales, in April 1997, the Company and the banking syndicate amended the Credit Facility to increase to $60 million the amount available under the B-share Revolver. For the three months ended March 31, 1997, and March 31, 1996 the weighted average interest rate on the borrowings under the Credit Facility and lines of credit outstanding was 8.0% and 6.5%, respectively.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of March 31, 1997, the Company was in compliance with all applicable covenants of the Credit Facility.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of March 31, 1997, the Company entered into six five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

(1.25%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $292,000 of interest expense on these swap agreement at March 31, 1997. The fair value of these agreements was approximately $89,000, at March 31, 1997, which amount represents the estimated amount the commercial banks would be obligated to pay the Company to terminate the agreements.

     The Company has executed a commitment letter agreement with a commercial lender pursuant to which the Company will issue to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 7.95% per annum, will have a maturity of seven years. The lender's obligation under the commitment letter is subject to the fulfillment of certain conditions which are not within the control of the Company. The Company intends to use the proceeds of this financing to reduce the amount outstanding under the Corporate Revolver.

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. This loan is guaranteed by the Swedish Export Credits Board. As of March 31, 1997, TGL has drawn down SEK 93.8 million (or approximately $14.1 million).

     In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. The revolving facility was subject to renewal in January 1997. This renewal is still under review. In the event the credit facility is not renewed at maturity, outstanding loan balances will continue to be repaid over a five year term. At March 31, 1997, Caterpillar had issued net disbursements, at TGL's request, for $18.3 million of such facility bearing interest at fixed rates ranging from 7.85% to 8.25%.

     On October 25, 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed, subject to the fulfillment of certain conditions, to finance up to $19 million with respect to the Phase III expansion. Disbursements under this facility occurred in early November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998, through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to such OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary and to the extent of dividends received during the construction stage of the Phase III Expansion, to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has guaranteed that to the extent that the percentage of gold proceeds that TGL must retain in Ghana increases above a certain threshold, and, as a result of regulatory or other government restrictions TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, the Company shall guarantee up to $10 million of such obligations. The Company insured 90% of this obligation in January 1997. In addition to third-party financing facilities, the Company provided $9.1 million in bridge financing to TGL during the first nine months of 1996, all of which has been repaid to the Company.

     Forest-Starma completed a $9.3 million project financing, guaranteed by OPIC, in early July 1996, of which $8.7 million was outstanding at March 31, 1997. The underlying note is payable in fourteen equal semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a guarantee fee of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to OPIC's guarantee, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be paid on this third party financing leaving a $7.4 million outstanding balance.

     During the second half of 1996, Forest Starma applied for $6.5 million in additional OPIC guaranteed financing for an expansion planned in 1997.

     On December 19, 1996, Pioneer Real Estate Advisors ("PREA") entered into an agreement with a bank providing for a $2.6 million line of credit to finance property development activities in Russia. Advances under the line bear interest at the 3 month LIBOR rate plus 6%. The line, which expires on January 5, 1999, provides for an arrangement fee of 0.25% of the total commitment and a commitment fee of 0.50% of the unused portion of the line. The first drawdown on the line of credit occurred in March 1997, in the amount of $1.5 million.

     Maturities of notes payable at March 31, 1997, for each of the next five years and thereafter are as follows (dollars in thousands):

          4/1/97-3/31/98...............................................    $ 10,468
          4/1/98-3/31/99...............................................      14,946
          4/1/99-3/31/00...............................................      10,272
          4/1/00-3/31/01...............................................      11,371
          4/1/01-3/31/02...............................................       8,293
          Thereafter...................................................     108,477
                                                                           --------
                                                                           $163,827
                                                                           ========

NOTE 12 -- MAJOR CUSTOMERS AND EXPORT SALES

     During the three months ended March 31, 1997, gold sales aggregated $17.5 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $9 million and $8.5 million of total gold sales, respectively, representing 100% of such total gold sales.

     During the three months ended March 31, 1996, gold sales aggregated $21.2 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $8.7 million and $12.5 million of total gold sales, respectively, representing 100% of such total gold sales.

NOTE 13 -- ACQUISITIONS

     Cost in excess of net assets acquired, net, as reflected in the accompanying consolidated balance sheets, consists of the following:

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1997            1996
                                                                 ---------     ------------
                                                                   (DOLLARS IN THOUSANDS)
        Mutual of Omaha Fund...................................   $18,119        $ 18,649
        Management Company Russian investment operations.......     2,384           2,458
        Gold mining operations.................................     1,499           1,592
        Polish investment operations...........................       255             246
                                                                  -------         -------
                                                                  $22,257        $ 22,945
                                                                  =======         =======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

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

     The Company capitalizes and amortizes Class B share dealer advances for financial statement purposes over periods which range from three to six years depending on the participating Fund. The Company capitalizes and amortizes Class C share dealer advances for financial statement purposes over a twelve month period. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution and service fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly. For the three months ended March 31, 1997, and March 31, 1996, the Company paid dealer advances in the amount of $5.1 million and $6.6 million, respectively.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 15 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) before income taxes and minority interest by business segment, excluding intersegment transactions, were as follows:

                             (DOLLARS IN THOUSANDS)

                                                              THREE MONTHS ENDED
                   -------------------------------------------------------------------------------------------
                                            MUTUAL FUND
                      INVESTMENT           UNDERWRITING                                      VENTURE CAPITAL
                      MANAGEMENT             AND OTHER                  BANKING                INVESTMENTS
                   -----------------   ---------------------      --------------------     -------------------
                   3/31/97   3/31/96   3/31/97       3/31/96      3/31/97      3/31/96     3/31/97     3/31/96
                   -------   -------   --------      -------      -------      -------     -------     -------
Revenues & Sales.. $27,690   $20,953   $ 14,740      $ 5,820      $ 2,444      $ 1,677     $   411     $   614
                   =======   =======    =======      =======      =======       ======     =======     =======
Income (Loss)
 Before Income
 Taxes & Minority
 Interest......... $17,814   $12,235   $ (5,873)(1)  $(7,569)(1)  $  (466)(2)  $   887(2)  $ 3,989(3)  $  (995)
                   =======   =======    =======      =======      =======       ======     =======     =======
Depreciation &
 Amortization..... $   622   $   489   $  3,577      $ 2,088      $    20      $     0     $    35     $    31
                   =======   =======    =======      =======      =======       ======     =======     =======
Capital Expendi-
 tures............ $   831   $ 4,108   $  1,110      $    31      $    50      $     0     $    21     $    28
                   =======   =======    =======      =======      =======       ======     =======     =======
Identifiable
 Assets at Quarter
 End.............. $87,152   $73,224   $114,933      $65,719      $35,010      $ 8,279     $82,077     $61,849
                   =======   =======    =======      =======      =======       ======     =======     =======

                                                              THREE MONTHS ENDED
                   ----------------------------------------------------------------------------------------------

                       SHAREHOLDER
                        SERVICES              GOLD MINING                  OTHER                 CONSOLIDATED
                   -------------------    --------------------      --------------------      -------------------
                   3/31/97     3/31/96    3/31/97      3/31/96      3/31/97      3/31/96      3/31/97    3/31/96
                   -------     -------    --------     -------      -------      -------      --------   --------
Revenues & Sales.. $ 6,958     $ 6,174    $ 17,467     $21,237      $     0      $     0      $ 69,710   $ 56,475
                   =======      ======    ========     =======      =======      =======      ========   ========
Income (Loss)
 Before Income
 Taxes & Minority
 Interest......... $   533     $ 1,103    $     56(4)  $ 4,397(4)   $(1,390)(5)  $  (421)(5)  $ 14,663   $  9,637
                   =======      ======    ========     =======      =======      =======      ========   ========
Depreciation &
 Amortization..... $   449     $   552    $  4,776     $ 3,708      $    31      $    26      $  9,510   $  6,894
                   =======      ======    ========     =======      =======      =======      ========   ========
Capital Expendi-
 tures............ $   168     $   558    $  5,395     $19,538      $ 3,551      $   201      $ 11,126   $ 24,464
                   =======      ======    ========     =======      =======      =======      ========   ========
Identifiable
 Assets at Quarter
 End.............. $ 8,343     $ 8,670    $149,479     $96,116      $53,103      $37,565      $530,097   $351,422
                   =======      ======    ========     =======      =======      =======      ========   ========

---------------

(1) Net of interest expense of approximately $729 for the three months ended March 31, 1997, and $282 for the three months ended March 31, 1996.

(2) Net of interest expense of approximately $1,360 for the three months ended March 31, 1997, and $577 for the three months ended March 31, 1996.

(3) Net of interest expense of approximately $99 for the three months ended March 31, 1997, and $100 for the three months ended March 31, 1996.

(4) Net of interest expense of approximately $40 for the three months ended March 31, 1997, and $39 for the three months ended March 31, 1996.

(5) Net of expense related to the Company of $300 for the three months ended March 31, 1997, and $167 for the three months ended March 31, 1996. These expenses were related to the Company's Russian natural resources ventures. Net of interest expense of $196 related to the Company's Russian timber venture and $550 of unallocated interest expense.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

     The following table details for the investment management business segment and mutual fund underwriting and other business segment, total revenues and income (loss) before income taxes and minority interest by geographical region, excluding intersegment transactions (dollars in thousands):

INVESTMENT MANAGEMENT

                                                          THREE MONTHS ENDED
                                  ------------------------------------------------------------------
                                  EASTERN EUROPE &
                                       RUSSIA              UNITED STATES            CONSOLIDATED
                                  -----------------     -------------------     --------------------
                                  3/31/97   3/31/96     3/31/97     3/31/96     3/31/97      3/31/96
                                  -------   -------     -------     -------     --------     -------
Revenues and Sales..............  $ 3,125   $ 4,070     $24,565     $16,883     $ 27,690     $20,953
                                  =======   =======     =======     =======     ========     =======
Income (loss) before income
  taxes and minority interest...  $ 1,741   $ 2,203     $16,073     $10,032     $ 17,814     $12,235
                                  =======   =======     =======     =======     ========     =======
Depreciation and Amortization...  $    92   $   128     $   530     $   361     $    622     $   489
                                  =======   =======     =======     =======     ========     =======
Capital Expenditures............  $   667   $ 3,915     $   164     $   193     $    831     $ 4,108
                                  =======   =======     =======     =======     ========     =======
Identifiable assets at quarter
  end...........................  $46,452   $40,420     $40,700     $32,804     $ 87,152     $73,224
                                  =======   =======     =======     =======     ========     =======

MUTUAL FUND UNDERWRITING AND OTHER

                                                          THREE MONTHS ENDED
                                  ------------------------------------------------------------------
                                  EASTERN EUROPE &
                                       RUSSIA              UNITED STATES            CONSOLIDATED
                                  -----------------     -------------------     --------------------
                                  3/31/97   3/31/96     3/31/97     3/31/96     3/31/97      3/31/96
                                  -------   -------     -------     -------     --------     -------
Revenues and Sales..............  $ 8,184   $ 1,332     $ 6,556     $ 4,488     $ 14,740     $ 5,820
                                  =======   =======     =======     =======     ========     =======
Income (loss) before income
  taxes and minority interest...  $ 1,132   $  (522)    $(7,005)(1) $(7,047)(1) $ (5,873)(1) $(7,569)(1)
                                  =======   =======     =======     =======     ========     =======
Depreciation and Amortization...  $    53   $    68     $ 3,524     $ 2,020     $  3,577     $ 2,088
                                  =======   =======     =======     =======     ========     =======
Capital Expenditures............  $   258   $    --     $   852     $    31     $  1,110     $    31
                                  =======   =======     =======     =======     ========     =======
Identifiable assets at quarter
  end...........................  $39,480   $ 8,088     $75,453     $57,631     $114,933     $65,719
                                  =======   =======     =======     =======     ========     =======

---------------

(1) Net of interest expense of approximately $729 for the three months ended March 31, 1997 and $282 for the three months ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SUMMARY OF OPERATIONS

     The Pioneer Group, Inc. (the "Company") reported first quarter 1997 earnings of 29 cents per share, 9 cents higher than earnings in the first quarter of 1996. The Company had gross revenues and net income of $69.7 million and $7.3 million, respectively, in the first quarter of 1997, compared to $56.5 million and $5.1 million, respectively, in the first quarter of 1996.

     The table compares earnings by business segment for the first quarter of 1997 versus the first quarter of 1996.

                        FIRST QUARTER EARNINGS PER SHARE

                                                                             INCREASE/
          BUSINESS SEGMENT                               1997      1996      (DECREASE)
          ----------------                               ----      ----      ----------
          Domestic mutual fund.....................      25Cents   11Cents       14Cents
          U.S. venture capital.....................       8Cents   (1Cents)       9Cents
          Polish financial services................       2Cents    0Cents        2Cents
          Russian financial services...............       0Cents    3Cents       (3Cents)
          Czech Republic mutual fund...............      (2Cents)  (1Cents)      (1Cents)
          Eastern European venture capital.........       0Cents   (1Cents)       1Cents
                                                         -------   -------      --------
          Worldwide financial services.............      33Cents   11Cents       22Cents
                                                         -------   -------      --------
          Gold mining..............................       0Cents   10Cents      (10Cents)
          Russian timber...........................      (2Cents)   0Cents       (2Cents)
          Other....................................      (2Cents)  (1Cents)      (1Cents)
                                                         -------   -------      --------
                    TOTAL..........................      29Cents   20Cents        9Cents
                                                         =======   =======      ========


     The Company's earnings from its worldwide financial services businesses of 33 cents per share in the first quarter of 1997 increased by 22 cents, principally as a result of significantly higher earnings of 14 cents from domestic mutual fund operations and 9 cents from U.S. venture capital operations. These higher earnings were partially offset by lower earnings from the Company's gold mining operations, consisting of its wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), and PGL's 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"). Gold mining operations reported essentially break even earnings in the first quarter of 1997, compared to earnings of 10 cents per share in the first quarter of 1996, principally reflecting lower gold prices. The Company's Russian Far East timber operation, Closed Joint-Stock Company "Forest-Starma," commenced commercial operations on January 1, 1997, and reported losses of 2 cents per share for the quarter.

                         FINANCIAL SERVICES BUSINESSES

RESULTS OF OPERATIONS

     Revenues. The Company's worldwide financial services businesses have three principal sources of revenues: fees derived from managing the 31 U. S. registered investment companies (mutual funds) in the Pioneer Family of Mutual Funds and institutional accounts, fees from underwriting and distribution of mutual fund shares, and fees derived from acting as shareholder servicing agent. The Company earns similar revenues from its international investment operations in Poland, Russia, Ireland, the Czech Republic, and from its joint venture in India. The Company also earns securities and interest income from Pioneer Bank in Russia, in which the Company has a 57.7% interest, and revenues from Russian brokerage operations.

     Revenues from the worldwide financial services businesses of $52.2 million in the first quarter of 1997 were $17 million, or 48%, higher than revenues earned in the first quarter of 1996 as a result of increases in all revenue categories as discussed below.

     Management fees of $27.1 million in the first quarter of 1997 were $8.4 million, or 45%, higher than management fees in the first quarter of 1996. Substantially all of the increase ($7.6 million) resulted from higher management fees earned from the Company's U.S. registered mutual funds. This increase in management fees resulted from: (i) an increase in assets from strong U.S. stock market performance; and (ii) a management fee rate increase for three of the Company's largest U.S. registered mutual funds effective in the second quarter of 1996. Assets under management grew to $17.3 billion at March 31, 1997, compared to $14.6 billion at March 31, 1996, and $17 billion at December 31, 1996.

     Distribution fees and underwriting commissions of $5.8 million in the first quarter of 1997 were $1.9 million, or 50%, higher than comparable fees and commissions earned in the first quarter of 1996. Distribution fees increased by $1.5 million as a result of the increase in average assets under management of the Company's mutual funds which offer back-end load shares. Underwriting commissions earned from sales of U.S. registered mutual funds decreased by $0.2 million. In the first quarter of 1997, the Company had U.S. registered mutual fund sales (including reinvested dividends) of $661 million (essentially at the first quarter 1996 level) and net sales of $118 million compared to net sales of $308 million in the first quarter of 1996. Sales of the Company's three Polish mutual funds were $118 million in the first quarter of 1997 versus $29 million in the first quarter of 1996. Underwriting commissions earned from the sale of Polish mutual funds, which increased by $0.6 million in the first quarter of 1997, offset the decrease in underwriting commissions earned from the sale of U.S. registered mutual funds.

     Shareholder services fees of $6.7 million in the first quarter of 1997 increased by $0.6 million, or 9%, over the first quarter of 1996, as a result of an increase in the number of shareholder accounts.

     Trustee fees and all other income of $10.3 million in the first quarter of 1997 increased by $5.3 million, principally from rental income from the building owned by First Voucher Fund (the "Voucher Fund"), the Russian voucher investment fund in which the Company owns a 51% interest, and revenues from Russian brokerage operations.

     The Company reported securities and interest income from Pioneer Bank of approximately $2.4 million in the first quarter of 1997 compared to $1.7 million in the first quarter of 1996. These revenues are derived from the acquisition and subsequent sale of Russian government securities and interest income from loans.

     Costs and Expenses. Costs and expenses of the worldwide financial services businesses of $42.9 million in the first quarter of 1997 increased by $13.9 million, or 48%, over the first quarter 1996 level. Approximately 80% of the increase in expenses resulted from: (i) $6.2 million in expenses related to the Company's Russian investment operations principally from new businesses and the Voucher Fund's building operating and management expenses; (ii) $3.6 million of higher payroll costs (excluding Russian financial services), of which $2.3 million related to the domestic mutual fund business; and (iii) $1 million in expenses associated with the amortization of dealer advances resulting from sales of back-end load mutual fund shares. The amortization expenses were more than offset by the $1.4 million increase in distribution fees.

     Other Income and Expense. The Company reported net venture capital investment portfolio gains of $4.2 million (excluding operating expenses) in the first quarter of 1997 compared to net gains of $0.1 million in the first quarter of 1996, from investments in the Company's U.S. venture capital portfolio. Additionally, the Company reported net realized gains of $4.2 million in the first quarter of 1997, from investments held by the Voucher Fund and other Russian venture capital investments compared to $0.1 million of net realized gains in the first quarter of 1996. The Company's U.S. venture capital and affiliated mutual fund investments are marked-to-market and thus the Company's results reflect both realized and unrealized gains and losses. In contrast, due to the developing nature of the Russian securities markets, the Company only reports the Voucher Fund's realized gains and losses. The Company believes, however, that there is significant unrealized value in the assets included in the Voucher Fund's portfolio. There can be no assurance, however, that the

Company will be able to realize these values. For a description of the risks associated with investments in foreign countries, including Russia, see "Future Operating Results" below.

     Interest expense of $1.6 million in the first quarter of 1997 increased by $1.2 million over the comparable 1996 period resulting from increased borrowings by the Company under its credit facility which is discussed below.

     Taxes. The Company's effective tax rate for the worldwide financial services businesses was 44% in the first quarter of 1997 and 46% in the first quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At March 31, 1997, the Company served as trustee for $5.1 billion of qualified plan assets and the ratio of net worth to qualified assets was 3.3%. The Company's stockholders' equity of $167.9 million at March 31, 1997, would permit it to serve as trustee for up to $8.4 billion of qualified plan assets.

     The Company has established a multi-class share structure for the Pioneer Family of Mutual Funds. Under this arrangement, the funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period (which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares), in which case the shareholder would pay a contingent deferred sales charge ("CDSC"). The Company, however, pays "up-front" commissions to broker-dealers ("Dealer Advances") related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $167 million in the first quarter of 1997 versus $198 million in the first quarter of 1996. Dealer Advances totaled $5.1 million in the first quarter of 1997 versus $6.6 million in the first quarter of 1996. Dealer Advances (which are amortized to operations over the life of the CDSC period) were $35.9 million at March 31, 1997. The Company intends to continue to finance this program, in part, through the credit facilities described in the section entitled "General."

     In April 1995, the Company acquired approximately 51% of the shares of the Voucher Fund, the largest voucher investment fund established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a subsidiary of the Company. In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through its subsidiary, Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds the right to manage the Voucher Fund's investments. Pioneer Omega paid $2 million in cash and issued preferred shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. The Company will pay a total of $6.6 million for the Omega shares over a three-year period as the put and/or call options are exercised. The Company has exercised its options and purchased the first two tranches of Omega shares for $4.3 million.

     The Company's Russian investment operations (excluding the Voucher Fund) are consolidated under PFR. In September 1996, PFR executed agreements with the International Finance Corporation ("IFC"), a member of the World Bank Group, pursuant to which IFC agreed to invest $4 million in PFR to acquire an 18.4% equity interest. This transaction was completed in January 1997.

     The Company, through Pioneer Omega, has secured Overseas Private Investment Corporation ("OPIC") "political risk" insurance covering the Voucher Fund and PFR's subsidiaries subject to annual elections up to a ceiling amount of $68 million which would protect 90% of the Company's equity investment and a proportionate share of cumulative retained earnings.

                    NATURAL RESOURCE DEVELOPMENT BUSINESSES

                              GOLD MINING BUSINESS

     The results of the gold mining business are substantially attributable to the operations of TGL, the principal operating subsidiary of the Company's wholly owned subsidiary, PGL. The Company's financial statements include an adjustment to TGL's earnings to give effect to the 10% minority interest in TGL held by the Government of Ghana.

     TGL earns all of its revenues in U. S. dollars and the majority of its transactions and costs are denominated in U. S. dollars or are based in U. S. dollars. Consequently, Ghanaian inflation has not had a material effect on TGL's operations. Ghanaian cedi denominated costs such as fuel, wages, power and local purchases are affected, in dollar terms, when currency devaluation does not offset changes in the relative inflation rates in the U. S. and Ghana. Since Ghana has experienced significant inflation over the last three years, the cedi has devalued continuously against the dollar.

RESULTS OF OPERATIONS

     The gold mining business was essentially break even in the first quarter of 1997, a decrease of $2.6 million, or 10 cents per share, compared with the first quarter of 1996. The decrease was attributable principally to a lower gold prices and shipments. Revenues decreased by 18% to $17.5 million as the average realized price of gold decreased by 12% to $350 per ounce and gold shipments decreased by 6% to 49,900 ounces. TGL produced 56,700 ounces of gold in the first quarter of 1997 compared to 53,300 ounces in the first quarter of 1996, however, 6,800 ounces of gold dore valued at $227 per ounce remained in inventory at the end of the quarter.

     The following table provides production and shipment results and compares TGL's cash cost and total cost per ounce for the three months ended March 31, 1997, with the same period in 1996:

                                                             THREE MONTHS
                                                                 ENDED
                                                               MARCH 31,
                                                           -----------------     (DECREASE)
                                                            1997       1996      INCREASE/
                                                           ------     ------     ----------
        Production (ounces)..............................  56,700     53,300        3,400
                                                           ======     ======       ======
        Shipments (ounces)...............................  49,900     53,300       (3,400)
                                                           ======     ======       ======
        Cash costs:
        Production costs.................................  $  193     $  190       $    3
        Royalties........................................      10         12           (2)
        General and administrative costs.................      35         32            3
                                                           ------     ------       ------
                  CASH COSTS PER OUNCE...................     238        234            4
        Non-cash costs:
        Depreciation and amortization....................      92         69           23
        Other............................................       5          2            3
                                                           ------     ------       ------
                  COST OF PRODUCTION PER OUNCE...........     335        305           30
                                                           ------     ------       ------
        Interest and other costs.........................       8         11           (3)
                                                           ======     ======       ======
                  TOTAL COSTS PER OUNCE..................  $  343     $  316       $   27
                                                           ======     ======       ======

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore, or "stripping" ratio, the age of equipment, the weather, availability of labor, haul distances, foreign exchange fluctuations, gold production lag from new operations and the number of lifts on the heap leach pads. Production costs increased by $3 per ounce compared with the first quarter of 1996 principally because of an expected increase in the stripping ratio from 2.96:1 to 3.42:1, an increase in fuel costs and higher labor costs associated with TGL's 1996 collective bargaining agreement with the Ghana Mineworkers' Union. These increases were offset, in part, by lower explosives costs and certain production efficiencies associated with the introduction of larger mining equipment.

     A comparison of key production statistics for the three months ended March 31, 1997, and March 31, 1996, is shown in the table below:

                                                                          THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                        -----------------
                                                                         1997       1996
                                                                        ------     ------
     Tonnes mined (in thousands):
     Waste...........................................................    6,182      3,226
     Run-of-mine.....................................................      592      1,841
                                                                        ------     ------
     Tonnes Waste and Run-of-Mine....................................    6,774      5,067
     Ore.............................................................    1,979      1,711
                                                                        ------     ------
     Total Tonnes Mined..............................................    8,753      6,778
     Stripping Ratio (waste + run of mine / ore).....................   3.42:1     2.96:1
     Tonnes of Ore Processed.........................................    1,771      1,652
     Process Grade (grams/tonne).....................................     1.28       1.29

     Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. Such operating ratio represents the percentage that the operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. In the first quarter of 1997 and 1996, the royalty rate payable by TGL remained at 3% of operating revenues, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents and vehicle expenditures. These costs increased by $3 per ounce principally because of higher labor and benefits costs associated with TGL's 1996 collective bargaining agreement with the Ghana Mineworkers' Union and increases in employee meals, consulting and telecommunications costs.

     Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant, and equipment over the lesser of their estimated useful lives or ten years. These costs increased by $23 per ounce principally because of mining and construction equipment additions (increasing depreciation expense by approximately $11 per ounce and $3 per ounce, respectively). In addition, increases in run-of-mine pad depreciation and pad and pond depreciation aggregated approximately $5 per ounce while depreciation recorded on a straight-line basis, including capitalized rebuilds, increased by $4 per ounce.

     Other. Other costs represent provisions for future reclamation costs and supplies inventory obsolescence and costs related to exploration activities conducted by TGL at the Teberebie concession. The increase of $3 per ounce in 1997 compared with 1996 was attributable principally to an increase in the inventory obsolescence reserve.

     Interest and Other Costs. Interest and other costs include interest expense, foreign exchange gains and losses, political risk insurance premiums, and goodwill amortization. The $3 per ounce decrease in interest and other costs in the first quarter of 1997 compared with 1996 represented decreases in foreign exchange losses of $2 per ounce and a $1 per ounce reduction in political risk insurance premiums.

     Income Taxes. The statutory tax rate for mining companies in Ghana in 1997 and 1996 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow. PGL's cash balances increased by $0.1 million to $1.1 million during the first quarter of 1997. Seventy-six percent, or $0.8 million, of TGL's cash balances remain in escrow and are unavailable to pay short-term obligations. Cash generated from operating activities aggregated $7.4 million while capital expenditures and loan principal payments were $6 million and $1.7 million, respectively. In addition, the Company financed approximately $0.4 million in PGL exploration activities. Major capital expenditures during the quarter included: (i) $2.5 million for crushing, electrical, and other processing equipment associated with the Phase III mine expansion; (ii) capitalized interest and financing costs associated with the Phase III mine expansion of $1.1 million; (iii) ore stockpile development and pad and pond construction aggregating $1 million; and (iv) capitalized rebuilds of $0.4 million. During the first quarter, TGL continued to generate sufficient operating cash flow to fund all of its third-party debt service payments. TGL, however, borrowed $1.25 million from the Company in May 1997 to meet operating requirements.

     Third-Party Debt. At the end of the first quarter of 1997, third-party debt aggregated $52.7 million, including $19 million from OPIC for which the Company is subject to limited recourse (described under "Financing Facilities" below) and $1.3 million from other sources which is guaranteed by the Company. Scheduled third-party debt service for the remainder of 1997 is expected to aggregate $7.6 million, all of which is expected to be funded by mining operations revenues.

     Phase III Mine Expansion. In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III includes a further heap leach operation and the construction of a near-pit gyratory crushing facility which acts as the primary crushing facility for both the modified West Plant and the new South Plant. The Phase III expansion is expected to increase annual crushing capacity to 12 million tonnes of ore. Construction work on the project has been substantially completed and the first gold pour at the South Plant occurred in April 1997. Modifications to the West Plant and its conveyor systems are expected to be completed in May 1997. In connection with expansion, ten CAT 785 trucks and three CAT 5230 hydraulic shovels have been delivered to the site. The cost of the expansion and West Plant modification is expected to aggregate approximately $57 million. Expansion capital expenditures in 1997 are estimated at approximately $6 million, of which approximately $4.0 million had been expended through March 1997.

     Financing Facilities. At inception, financing requirements for the Phase III mine expansion were estimated at $54 million. By December 31, 1996, third-party financings of approximately $54.2 million had been secured, of which $53.6 million was drawn down, and $51.4 million remained outstanding at March 31, 1997.

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. The loan is guaranteed by the Swedish Export Credits Board. As of March 31, 1997, TGL had drawn down SEK 93.8 million (or approximately $14.1 million). In April 1996, TGL obtained credit approval from CAT Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. The revolving credit facility was subject to annual renewal in January 1997. This renewal is still under review. In the event that the credit facility is not renewed at maturity, outstanding loan balances will continue to be repaid over a five year term. At March 31, 1997, Caterpillar had issued disbursements, at TGL's request, for $20.5 million of such facility, bearing interest at fixed rates ranging from 7.85% to 8.25%, of which $2.2 million had been repaid. On October 25, 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing of up to $19 million with respect to the Phase III expansion. Disbursement under this facility occurred in early November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998, through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to the financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million or any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has guaranteed that to the extent that the percentage of gold proceeds that TGL must convert to Ghanaian cedis increases above a certain threshold, and, as a result of regulatory or other government restrictions, TGL is unable to convert such proceeds to dollars to satisfy its debt service obligations to OPIC, the Company shall guarantee up to $10 million of such obligations. The Company secured insurance for 90% of this obligation in the beginning of 1997.

     Risk Management. In the fourth quarter of 1996, TGL entered into a series of put options which secure a minimum selling price of $340 per ounce to cover 1997 estimated production. Should the market price of gold decline below $340 per ounce in 1997, TGL continues to ship gold to refineries and either sells or exercises the put options, receiving payment for the difference between the market price of gold and approximately $340 per ounce. TGL has exercised several of these put options since February 1997. In May 1997, TGL purchased additional options at an exercise price of $320 per ounce to cover estimated production for the first four months of 1998.

     The Company maintains $65.9 million of "political risk" insurance, principally from OPIC covering 90% of its equity and loan guarantees. The insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. This insurance is presently limited to a ceiling of $64.4 million; however, the Company intends to apply to increase the ceiling in 1997. There can be no assurance that such OPIC insurance will become available in 1997. The Company has also secured $9 million foreign exchange exposure insurance from another source to hedge its 90% owned exposure to a limited recourse provision contained in the OPIC Phase III expansion financing (discussed in more detail above). In addition to other commercial insurance policies, TGL has secured business interruption coverage of up to $19 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

RECENT DEVELOPMENTS

     TGL is changing its mining method from selective mining to bulk mining. TGL believes that this change will increase operating efficiencies and improve ore control. TGL is currently developing a new mine plan using a more sophisticated mine model and historical production data. The new mine plan will: (i) incorporate a new, modified pit design, (ii) facilitate the change in mining method, and (iii) address the previously disclosed slope instability problem. Until the new mine plan is complete, TGL cannot quantify the effect that the new mine plan will have on the calculation of previously reported proven and probable in situ mineable reserves. It is anticipated, however, that proven and probable in situ mineable reserves will be reduced.

     TGL produced its one millionth ounce of gold in January 1997, and estimates production of approximately 300,000 ounces in 1997. The 1997 production estimate is dependent upon the successful implementation of TGL's Phase III expansion which requires that TGL complete anticipated modifications to the West Plant. In addition, TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, including fuel, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to changing weather conditions, dependent on the continued political stability in the Republic of Ghana and subject to the additional risk factors detailed below in the section entitled "Future Operating Results."

                                TIMBER BUSINESS

LIQUIDITY AND CAPITAL RESOURCES

     The Company's Russian venture, Forest-Starma, in which the Company has a 90% direct interest and a 2.1% indirect interest, is pursuing the development of timber production under a long-term lease comprising

129,900 hectares (approximately 321,000 acres) in the aggregate with annual cutting rights of 245,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. The Company is in the process of confirming with governmental authorities that it has been granted additional annual cutting rights of approximately 450,000 cubic meters on additional contiguous forest area. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber for markets in the Pacific Rim, primarily Japan.

     Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber totaling approximately 30,000 cubic meters occurred in the second half of that year. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber. Since timber shipped in 1995 and 1996 was acquired in the development stage, the related revenues were used to offset capitalized development costs. At the beginning of 1997, the Company commenced commercial operations, producing approximately 49,000 cubic meters of timber in the first quarter and commencing amortization of deferred development costs. Forest-Starma did not begin shipping timber this year until mid-April because, as expected, the harbor was frozen.

     Capital required by this venture is now projected at approximately $49 million through the end of 1997, including $41.5 million in subordinated debt and accrued interest provided by the Company and $7.4 million in outstanding third party financing. Forest-Starma completed a $9.3 million project financing with OPIC in early July 1996, of which $8.7 million was outstanding at March 31, 1997. The underlying note is payable in fourteen equal semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to the OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be paid on the third-party financing, leaving an outstanding balance of $7.4 million. During the second half of 1996, Forest-Starma applied for $6.5 million in additional OPIC financing for an expansion planned in 1997. These funds will offset, in part, the subordinated debt provided by the Company for the 1997 expansion.

     Direct investments in Forest-Starma by the Company aggregated $30.5 million at March 31, 1997. Forest-Starma is expected to produce in excess of 300,000 cubic meters of timber in 1997.

     In connection with its investment in Forest-Starma, the Company has secured OPIC political risk insurance in an amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

     In 1995, Closed Joint-Stock Company "Amgun-Forest" and "Udinskoye", the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters. The Company has a 80.6% direct interest and 4.2% indirect interest in Amgun-Forest and a 72% direct interest and 4.2% indirect interest in Udinskoye. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects. Prior to securing third-party financing, the Company will provide funding of approximately $1 million in 1997.

                                    GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) increased by $15.6 million in the first quarter of 1997 to $72.9 million principally from increased cash and investments held by Pioneer Bank and the Russian brokerage operation.

     The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility") in the amount of $115 million. Under the Credit Facility, the Company may borrow up to $35 million (the "B-share Revolver") to finance Dealer Advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 1.25%, 1.50%, or 1.75% in the first year of the agreement and 0.75%, 1.25%, 1.50% or 1.75% for the remaining term as defined under the agreement. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. At May 2, 1997, the Company had borrowed $35 million under the B-share Revolver and $62.5 million under the Corporate Revolver. In order to accommodate projected mutual fund sales, in April 1997, the Company and the banking syndicate amended the Credit Facility to increase to $60 million the amount available under the B-share Revolver.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of March 31, 1997, the Company was in compliance with all applicable covenants.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of March 31, 1997, the Company had entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (1.25%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The fair value of these swap agreements was approximately $89,000 at March 31, 1997, which amount represents the estimated amount the bank would be obligated to pay to terminate the agreements.

     The Company has executed a commitment letter agreement with a commercial lender pursuant to which the Company will issue to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 7.95% per annum, will have a maturity of seven years. The lender's obligation under the commitment letter is subject to the fulfillment of certain conditions which are not within the control of the Company. The Company intends to use the proceeds of this financing to reduce the amount outstanding under the Corporate Revolver.

     In December 1996, the Company's wholly owned subsidiary, Pioneer Real Estate Advisors, Inc. ("PREA"), entered into an agreement with a bank providing for a $2.6 million line of credit to finance property development activities in Russia. Advances under the line bear interest at the rate of LIBOR (3 months) plus 6%. The credit facility, which expires on January 5, 1999, provides for an arrangement fee of 0.25% of the total commitment and an annual commitment fee of 0.50% of the unused portion of the facility. At May 2, 1997, PREA had borrowed $2.6 million under the facility.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategies for its worldwide financial services and natural resource development businesses, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "projects," "estimates" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

     The Company derives a significant portion of its revenues from investment management fees, underwriting and distribution fees and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares generate higher management fees and distribution fees (which are based on assets of the funds). Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company. In addition, three of the Company's mutual funds (including the two largest funds) have management fees which are adjusted based upon the funds' performance relative to the performance of an established index. As a result, management fee revenues may be subject to unexpected volatility.

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

     The Securities and Exchange Commission has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations by the Company or its subsidiaries, may take action which could have a serious negative effect on the Company and its financial performance.

     Because a significant portion of the Company's revenues and net income are derived from the mining and sale of gold by TGL, the Company's earnings are directly related to gold production, the cost of such production, and the price of gold. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to weather conditions and dependent on the continued political stability in the Republic of Ghana. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand, central bank gold supplies and political and economic conditions. If, as a result of a decline in gold prices, TGL's revenues from gold sales were to fall below cash costs of production, and to remain below cash costs of production for any substantial period, the Company could determine that it is not economically feasible for TGL to continue commercial production.

     TGL is dependent upon a number of key supplies for its mining operations, including diesel fuel, electricity, explosives, lubricants, tires and sodium cyanide. There can be no assurance that a disruption in the supplies to TGL of these key materials will not occur and adversely affect the Company's operations.

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

     The Company has incurred considerable expenses in connection with the Forest-Starma timber project located in the Russian Far East. Forest-Starma has commenced harvesting and has made shipments of timber. The commercial feasibility of Forest-Starma is, however, dependent upon a number of factors which are not within the control of the Company including the price of timber, the weather, political stability in Russia and the strength of the Japanese economy, the primary market for Forest-Starma's timber. While the Company continues to believe that the project will achieve commercial feasibility, there can be no assurance that it will do so.

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

                            ------------------------

     THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY FROM OPERATIONS AND FINANCING FACILITIES TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         The Exhibits filed with this Quarterly Report on Form 10-Q are listed on the "Index to Exhibits" below.

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

Dated: May 13, 1997

                                            THE PIONEER GROUP, INC.


                                            /s/ WILLIAM H. KEOUGH
                                            ------------------------------------
                                            WILLIAM H. KEOUGH
                                            SENIOR VICE PRESIDENT, CHIEF
                                            FINANCIAL OFFICER
                                            AND TREASURER

                                 EXHIBIT INDEX

EXHIBIT NUMBER   DESCRIPTION
--------------   -----------
      3.1        Restated Certificate of Incorporation of The Pioneer Group, Inc., as
                 amended.

     10.1        Finance Agreement between Closed Joint-Stock Company "Forest-Starma" and
                 Overseas Private Investment Corporation dated as of December 21, 1995.

     10.2        Project Completion Agreement among Closed Joint-Stock Company
                 "Forest-Starma", The Pioneer Group, Inc., International Joint-Stock Company
                 "Starma Holding" and Overseas Private Investment Corporation dated as of
                 December 21, 1995.

     10.3        Closed Joint-Stock Company "Forest-Starma" Promissory Note in the principal amount of $9.3 million dated as of July 1, 1996.

     10.4        Amendment to Finance Agreement dated as of June 24, 1996 between Closed
                 Joint-Stock Company "Forest-Starma" and Overseas Private Investment
                 Corporation.

     10.5        Amendment No. 1 to Credit Agreement dated as of April 23, 1997, among The
                 Pioneer Group, Inc., certain of its subsidiaries, the Lenders and The First
                 National Bank of Boston.

       11        Computation of earnings per share.

       27        Financial Data Schedule