Form 10-Q
period 1997-06-30
PIONEER GROUP INC
filed 1997-08-14
CIK 733060

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                           COMMISSION FILE NO. 0-8841

                            ------------------------

                            THE PIONEER GROUP, INC.
             (exact name of registrant as specified in its charter)

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                                               --
                            ------------------------

  As of June 30, 1997, there were 25,147,828 shares of the Registrant's Common
                                     Stock,
               $.10 par value per share, issued and outstanding.

================================================================================

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                                                                       JUNE 30,     DECEMBER 31,
                                                                                                         1997           1996
                                                                                                       --------     ------------
                                                                                                       (UNAUDITED)
                                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair value.....................................  $ 38,131       $ 30,813
Restricted cash......................................................................................     1,901          1,664
Investment in marketable securities, at fair value...................................................    37,862         27,542
Receivables:
    From securities brokers and dealers for sales of mutual fund shares..............................    11,299          9,010
    From Pioneer Family of Mutual Funds..............................................................    15,896         13,978
    For securities sold..............................................................................    12,488          2,600
    For gold shipments...............................................................................     2,664          2,686
    Other............................................................................................    16,864         14,912
Mining inventory.....................................................................................    22,358         23,502
Other current assets.................................................................................     9,105         12,607
                                                                                                       --------       --------
        Total current assets.........................................................................   168,568        139,314
                                                                                                       --------       --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated depreciation of $64,653 in 1997 and $56,143
     in 1996)........................................................................................   100,042        107,807
    Deferred mining development costs (net of accumulated amortization of $14,597 in 1997 and $13,455
     in 1996)........................................................................................    18,941         10,675
Cost of acquisition in excess of net assets (net of accumulated amortization of $10,676 in 1997 and
  $9,268 in 1996)....................................................................................    21,553         22,945
Long-term venture capital investments, at fair value (cost $67,978 in 1997 and $46,651 in 1996)......    88,693         59,872
Long-term investments, at cost.......................................................................    16,129         15,996
Timber project in development:
    Timber equipment and facilities (net of accumulated depreciation of $553 in 1997)................    21,578         11,852
    Deferred timber development costs (net of accumulated amortization of $642 in 1997)..............    20,913         25,713
    Timber inventory.................................................................................     4,339          1,406
Building (net of accumulated depreciation of $152 in 1997)...........................................    25,171         22,340
Furniture, equipment, and leasehold improvements (net of accumulated depreciation and amortization of
  $14,712 in 1997 and $13,293 in 1996)...............................................................    14,173         14,368
Loans to bank customers..............................................................................     3,067          6,632
Dealer advances (net of accumulated amortization of $12,620 in 1997 and $8,613 in 1996)..............    36,981         34,293
Other noncurrent assets..............................................................................    23,211         19,999
                                                                                                       --------       --------
        Total noncurrent assets......................................................................   394,791        353,898
                                                                                                       --------       --------
                                                                                                       $563,359..     $493,212
                                                                                                       ========       ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold.....................................................................  $ 11,289       $  8,996
Accounts payable.....................................................................................    34,501         25,633
Accrued expenses.....................................................................................    27,804         24,751
Customer deposits....................................................................................    22,039         15,328
Payable for securities purchased.....................................................................    11,619          2,040
Short-term borrowings - banking activities...........................................................     4,493          5,573
Accrued income taxes.................................................................................     3,520          1,690
Current portion of notes payable.....................................................................    14,570         10,002
                                                                                                       --------       --------
        Total current liabilities....................................................................   129,835         94,013
                                                                                                       --------       --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion................................................................   151,815        149,500
Deferred income taxes, net...........................................................................    28,565         25,569
                                                                                                       --------       --------
        Total noncurrent liabilities.................................................................   180,380        175,069
                                                                                                       --------       --------
        Total liabilities............................................................................   310,215        269,082
                                                                                                       --------       --------
Minority interest....................................................................................    82,061         61,657
                                                                                                       --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $.10 par value; authorized 60,000,000 shares; issued 25,154,833 shares in 1997 and
     25,013,763 shares in 1996.......................................................................     2,515          2,501
    Paid-in capital..................................................................................    14,584         11,450
    Retained earnings................................................................................   159,716        152,457
    Cumulative translation adjustment................................................................      (269)            --
    Treasury stock at cost, 7,005 shares in 1997 and 910 shares in 1996..............................      (142)           (16)
                                                                                                       --------       --------
                                                                                                        176,404        166,392
    Less -- Deferred cost of restricted common stock issued..........................................    (5,321)        (3,919)
                                                                                                       --------       --------
        Total stockholders' equity...................................................................   171,083        162,473
                                                                                                       --------       --------
                                                                                                       $563,359       $493,212
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              -------------------------   -------------------------
                                                 1997          1996          1997          1996
                                              -----------   -----------   -----------   -----------
Revenues and sales:
     Investment management fees.............   $   28,422    $   21,619    $   55,517    $   40,269
     Underwriting commissions and
       distribution fees....................        5,466         4,330        11,234         8,186
     Shareholder services fees..............        6,698         6,288        13,362        12,377
     Income from brokerage activities.......        6,313           637        10,442         1,163
     Securities and interest income --
       banking activities...................        2,608         4,836         5,052         6,513
     Trustee fees and other income..........        4,698         2,679        10,841         7,119
                                               ----------    ----------    ----------    ----------
     Revenues from financial services
       businesses...........................       54,205        40,389       106,448        75,627
     Gold sales.............................       20,993        16,522        38,460        37,759
     Timber sales...........................        4,267            --         4,267            --
                                               ----------    ----------    ----------    ----------
          Total revenues and sales..........       79,465        56,911       149,175       113,386
                                               ----------    ----------    ----------    ----------
Costs and expenses:
     Management, distribution, shareholder
       service and administrative
       expenses.............................       43,781        30,638        86,367        59,630
     Interest expense -- banking
       activities...........................        2,249         1,664         3,609         2,241
     Gold mining operating costs and
       expenses.............................       21,931        17,508        39,158        34,153
     Timber operating costs and expenses....        4,667           185         5,101           378
                                               ----------    ----------    ----------    ----------
          Total costs and expenses..........       72,628        49,995       134,235        96,402
                                               ----------    ----------    ----------    ----------
Other (income) expense:
     Unrealized and realized gains on
       venture capital and marketable
       securities investments, net..........       (7,823)         (145)      (16,309)         (362)
     Interest expense.......................        2,913           738         4,527         1,158
     Other, net.............................          651           617           963           845
                                               ----------    ----------    ----------    ----------
          Total other (income) expense......       (4,259)        1,210       (10,819)        1,641
                                               ----------    ----------    ----------    ----------
Income before provision for federal, state
  and foreign income taxes and minority
  interest..................................       11,096         5,706        25,759        15,343
                                               ----------    ----------    ----------    ----------
Provision for federal, state and foreign
  income taxes..............................        5,159         1,896        11,803         5,808
                                               ----------    ----------    ----------    ----------
Income before minority interest.............        5,937         3,810        13,956         9,535
                                               ----------    ----------    ----------    ----------
Minority interest...........................          962           290         1,672           901
                                               ----------    ----------    ----------    ----------
Net income..................................   $    4,975    $    3,520    $   12,284    $    8,634
                                               ==========    ==========    ==========    ==========
Earnings per share..........................   $     0.19    $     0.14    $     0.48    $     0.34
                                               ==========    ==========    ==========    ==========
Dividends per share.........................   $     0.10    $     0.10    $     0.20    $     0.20
                                               ==========    ==========    ==========    ==========
Weighted average common and common
  equivalent shares outstanding.............   25,575,000    25,458,000    25,539,000    25,458,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                                   ---------------------
                                                                                     1997         1996
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................................  $ 12,284     $  8,634
                                                                                   --------     --------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization...........................................    18,704       13,181
         Unrealized and realized gains on venture capital and marketable
          securities, net........................................................   (16,309)        (362)
         (Equity in earnings of) provision on other investments..................      (121)          55
         Restricted stock plan expense...........................................       937          754
         Deferred income taxes...................................................     2,996        9,647
         Minority interest.......................................................     1,672          901
    Changes in operating assets and liabilities:
         Investments in marketable securities, net...............................    (8,854)       2,910
         Receivable from securities brokers and dealers for sales of mutual fund
          shares.................................................................    (2,289)       1,058
         Receivables for securities sold.........................................    (9,888)          --
         Receivables for gold shipments..........................................        22        3,118
         Receivables from Pioneer Family of Mutual Funds and other...............    (3,870)     (21,625)
         Mining inventory........................................................     1,144       (5,125)
         Other current assets....................................................     3,146       (3,874)
         Other noncurrent assets.................................................    (1,628)      (2,727)
         Payable to funds for shares sold........................................     2,293       (1,065)
         Accrued expenses and accounts payable...................................    11,921       27,864
         Payable for securities purchased........................................     9,579           --
         Accrued income taxes....................................................     1,945         (668)
                                                                                   --------     --------
             Total adjustments...................................................    11,400       24,042
                                                                                   --------     --------
             Net cash provided by operating activities...........................    23,684       32,676
                                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining equipment and facilities..................................      (767)     (37,211)
    Deferred mining development costs............................................    (9,408)        (751)
    Additions to furniture, equipment and leasehold improvements.................    (2,615)      (2,089)
    Building.....................................................................    (2,849)      (6,398)
    Long-term venture capital investments........................................   (21,644)      (7,600)
    Proceeds from sale of long-term venture capital investments..................       500        3,863
    Loans to banks and customers.................................................     3,565           --
    Deferred timber development costs............................................     4,661        5,586
    Timber equipment and facilities..............................................    (9,726)      (8,792)
    Timber inventory.............................................................    (2,933)      (1,809)
    Other investments............................................................    (2,620)      (3,972)
    Proceeds from sales of other investments.....................................     1,732           --
    Cost of acquisition in excess of net assets acquired.........................       (16)        (194)
    Long-term investments........................................................    (3,127)      (1,880)
    Proceeds from sale of long-term investments..................................     9,024        4,539
                                                                                   --------     --------
         Net cash used in investing activities...................................   (36,223)     (56,708)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid...............................................................    (5,025)      (4,989)
    Distributions to limited partners of venture capital subsidiary..............       (64)         (23)
    Exercise of stock options....................................................       229          254
    Restricted stock plan award..................................................        10            7
    Employee stock purchase plan.................................................       329          377
    Dealer advances..............................................................    (6,695)     (15,559)
    Customer deposits............................................................     6,711           --
    Short term borrowings-banking activities, net................................    (1,080)          --
    Borrowings...................................................................    12,625      119,733
    Amounts raised by venture capital investment partnerships....................    18,796        6,333
    Repayments of notes payable..................................................    (5,742)     (78,026)
    Reclassification of restricted cash..........................................      (237)          --
                                                                                   --------     --------
         Net cash provided by financing activities...............................    19,857       28,107
                                                                                   --------     --------
Net increase in cash and cash equivalents........................................     7,318        4,075
Cash and cash equivalents at beginning of period.................................    30,813       27,809
                                                                                   --------     --------
Cash and cash equivalents at end of period.......................................  $ 38,131     $ 31,884
                                                                                   ========     ========

  The Company's annual report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

NOTE 1 -- NATURE OF OPERATIONS AND ORGANIZATION

     The Pioneer Group, Inc., and its subsidiaries (collectively, the "Company"), are engaged in financial services businesses in the United States and several foreign countries and in a number of natural resource development projects, including a gold mining operation in the Republic of Ghana and three timber ventures in the Russian Far East.

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

     The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of four mutual funds, owns 50% of a unitholder servicing agent, manages an institutional venture capital fund, and owns a majority interest in a brokerage operation, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services three offshore investment funds, sold primarily in Western Europe, and (iii) Moscow, Russia, where the Company provides financial services, including banking, investment advisory, investment banking and brokerage and transfer agency services, distributes shares of, manages, and services, Pioneer First, one of the first open-end mutual funds available to Russian citizens, and where the Company owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment operations in the Czech Republic and has invested in investment management operations in India and Taiwan.

     The Company's Russian investment operations are consolidated under Pioneer First Russia, Inc. ("PFR"). In 1996, PFR entered into a subscription agreement with the International Finance Commission ("IFC") for the sale of up to $4 million of its common stock. Simultaneously, the Company also entered into a put and call agreement for this common stock. The put allows the holder of the shares to put them to PFR for the greater of the IFC shares net asset value, as defined in the agreement, or twelve times PFR's average earnings, as defined in the agreement, during the period from four to eight years from the date of the initial closing. The call feature allows the Company to call the shares for the same amount, beginning eight years and ending ten years from the date of initial closing.

     In 1996, the IFC advanced $2 million to PFR, pursuant to the subscription agreement. The balance of the commitment was received by PFR during the first quarter of 1997. The entire commitment is included in minority interest liability. Adjustments are made to the carrying amount of this liability to reflect the IFC's interest under the put and call agreement.

     The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. The Company also participates in several natural resource development ventures in Russia, including a timber production project in the Russian Far East, in which the Company has a 90% direct interest and a 2.1% indirect interest.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1996. The footnotes to the financial

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

statements reported in the 1996 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

     Certain reclassifications have been made to the accompanying 1996 consolidated financial statements to conform with the 1997 presentation.

     Income taxes paid were $6,915,000 and $522,000 for the six months ended June 30, 1997, and June 30, 1996, respectively. In addition, interest paid was $6,424,000 for the six months ended June 30, 1997, and $3,166,000 for the six months ended June 30, 1996. Included in these interest paid amounts was $1,353,000 for the six months ended June 30, 1997, that was capitalized related to TGL's mining Phase III expansion operations and $1,491,000 for the six months ended June 30, 1996, that was capitalized related to the development of the Company's building in progress and Russian timber operations.

     The Company believes that there is a significant unrealized value in the assets included in the Voucher Fund's securities portfolio. In accordance with Generally Accepted Accounting Principles (FAS 115 -- Accounting for Certain Investments in Debt and Equity Securities), the securities in the Voucher Fund reflect the cost rather than "fair value" until such time as the breadth and scope of the Russian securities markets develop to certain quantifiable levels. The Company believes that these markets are rapidly approaching this point, at which time the "fair value" of securities held by the Voucher Fund should be reflected in the Company's financial statements.

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at June 30, 1997, was approximately $17 million. Recently, the value of these securities (based on market quotations if available) was approximately $80 million, which represents an increase of approximately $63 million. The Company's pre-tax interest in this increase, at 51%, would be approximately $32 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at June 30, 1997, was approximately $3 million, $25 million and $5 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $63 million described above) would be reflected in long term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

     The Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. As a result, a relatively small number of issuers (approximately 15) currently account for approximately 90% of all trading on the Russian Trading System. The relative lack of liquidity may result in the Voucher Fund selling a portfolio security at a price that does not reflect its underlying value. Accordingly, fair values are not necessarily indicative of the amount that could be realized in a short period of time on large volumes of transactions. In addition, the securities investments in the Voucher Fund may be negatively affected by adverse economic, political and social developments in Russia including changes in government and government policies, taxation, currency instability, interest rates and inflation levels and developments in law and regulations affecting securities issuers and their shareholders and securities markets. As a result of the foregoing, there can be no assurance that the Company will be able to realize the values described above.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

NOTE 3 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                             JUNE 30,     DECEMBER 31,
                                                               1997           1996
                                                             --------     ------------
                                                              (DOLLARS IN THOUSANDS)
        Gold-in-process...................................... $ 2,202        $ 1,658
        Materials and supplies...............................  20,156         21,844
                                                              -------        -------
                                                              $22,358        $23,502
                                                              =======        =======

NOTE 4 -- MINING EQUIPMENT

                                                             JUNE 30,     DECEMBER 31,
                                                               1997           1996
                                                             --------     ------------
                                                              (DOLLARS IN THOUSANDS)
        Mobile mine equipment..............................  $ 63,358       $ 62,177
        Crusher............................................    38,215         22,550
        Processing plant and laboratory....................    16,737          5,040
        Leach pads and ponds...............................    24,809         19,318
        Building and civil works...........................    12,573         10,813
        Office furniture and equipment.....................     1,902          1,798
        Motor vehicles.....................................     2,842          2,307
        Construction in progress...........................     2,024         37,937
        Other assets.......................................     2,235          2,010
                                                             --------       --------
                                                              164,695        163,950
             Less:  accumulated depreciation...............   (64,653)       (56,143)
                                                             --------       --------
        Total mining equipment.............................  $100,042       $107,807
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

NOTE 6 -- STOCK PLANS

     The Company records stock compensation in accordance with APB 25. The Company has a Stock Incentive Plan (the "1997 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 1,500,000 shares of the Company's common stock may be awarded to participants under the 1997 Plan. Under the 1997 Plan, the Company may grant restricted stock, stock options and other stock based awards. The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The 1997 Plan expires in February 2007. The Company's 1995 Restricted Stock Plan (the "1995 Plan") and 1988 Stock Option Plan (the "1988 Option Plan") were terminated upon the approval of the 1997 Plan by the

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

stockholders of the Company on May 20, 1997. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The 1997 Plan, 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

     Restricted stock is granted at a price to be determined by the Board of Directors, generally $.10 per share. The following tables summarize restricted stock plan activity for the Plans during the first six months of 1997.

                                                                  UNVESTED SHARES
                                                       --------------------------------------
                                                       1995 PLAN      1990 PLAN       TOTAL
                                                       ----------     ----------     --------
        Balance at 12/31/96..........................     69,680         259,841      329,521
             Awarded.................................    131,735              --      131,735
             Vested..................................       (240)       (123,682)    (123,922)
             Forfeited...............................     (6,020)        (29,585)     (35,605)
                                                         -------         -------      -------
        Balance at 6/30/97...........................    195,155         106,574      301,729
                                                         =======         =======      =======

                                                                    VESTED SHARES
                                                        -------------------------------------
                                                        1995 PLAN      1990 PLAN       TOTAL
                                                        ----------     ----------     -------
        Balance at 12/31/96...........................    10,089         485,658      495,747
             Vested...................................       240         123,682      123,922
                                                         -------         -------      -------
        Balance at 6/30/97............................    10,329         609,340      619,669
                                                         =======         =======      =======

     The Company awarded 78,137 shares in 1996 and 3,937 shares in 1995 under the 1995 Plan. The Company awarded 123,400 shares in 1995 under the 1990 Plan.

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

     Under the 1997 Plan, the Company may grant to key employees, consultants and advisors, options to purchase the Company's common stock. Both incentive stock options intended to qualify under Section 422A of the Internal Revenue Code of 1986 and non-statutory options not intended to qualify for incentive stock option treatment ("non-statutory options") may be granted under the 1997 Plan. Unless the 1997 Plan is earlier terminated, no option may be granted after February 3, 2007. The option price per share is determined by the Committee, but
(i) in the case of incentive stock options, may not be less than 100% of the fair market value of such shares on the date of option grant, and (ii) in the case of non-statutory options, may not be less than 90% of the fair market value on the date of option grant. Options issuable under the 1997 Plan become exercisable as determined by the Committee not to exceed ten years from the date of grant. Options granted to date vest over five years at an annual rate of 20% on each anniversary date of the date of the grant. Prior to the adoption of the 1997 Plan, options were granted under the 1988 Option Plan.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

     The following table summarizes all stock option activity since December 31, 1994.

                                                                            WEIGHTED AVERAGE
                                                             NUMBER OF       EXERCISE PRICE
                                                               SHARES          PER SHARE
                                                             ----------     ----------------
        Outstanding at December 31, 1994...................   1,794,500          $ 7.35
             Granted.......................................     207,500           27.48
             Exercised.....................................     (25,000)           6.03
                                                              ---------          ------
        Outstanding at December 31, 1995...................   1,977,000          $ 9.30
             Granted.......................................     268,500           24.88
             Exercised.....................................     (80,000)           6.34
                                                              ---------          ------
        Outstanding at December 31, 1996...................   2,165,500          $11.50
             Granted.......................................      12,500           22.88
             Forfeited.....................................     (26,500)          19.24
             Exercised.....................................     (22,000)          10.39
                                                              ---------          ------
        Outstanding at June 30, 1997.......................   2,129,500          $11.49
                                                              =========          ======
        Exercisable at June 30, 1997.......................   1,475,100          $ 7.07
                                                              =========          ======

     In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1996 and 1995, the Company issued 33,433 shares and 18,228 shares under the 1995 Purchase Plan, respectively. Through June 30, 1997, the Company issued 16,845 shares under the 1995 plan in 1997.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 128") "Earnings Per Share." It is effective for fiscal years ending after December 15, 1997. SFAS No. 128 requires the replacement of earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding. No dilution for potentially dilutive securities is included. Fully diluted EPS, called diluted EPS under SFAS No. 128, is still required. The Company does not expect the adoption of SFAS No. 128 to have a material effect on previously reported earnings per share amounts.

NOTE 7 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $3,266,435 at June 30, 1997, which exceeded required net capital of $1,078,215 by $2,188,220. The ratio of aggregate indebtedness to net capital at June 30, 1997, was 4.95 to 1.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

NOTE 8 -- BENEFIT PLANS

     The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under section 401 of the Internal Revenue Code. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under the Benefit Plans were $1,373,000 for the six months ended June 30, 1997, and $1,255,000 for the six months ended June 30, 1996.

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

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer Family of Mutual Funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $54,008,000 for the six months ended June 30, 1997, and $38,388,000 for the six months ended June 30, 1996. Underwriting commissions and distribution fees earned from the sales of mutual funds shares were approximately $11,234,000 for the six months ended June 30, 1997, and $8,186,000 for the six months ended June 30, 1996, respectively. Shareholder services fees earned from the mutual funds were approximately $13,362,000 for the six months ended June 30, 1997, and $12,377,000 for the six months ended June 30, 1996.

     Within the Pioneer mutual funds, total revenues from Pioneer II were approximately $23,736,000 for the six months ended June 30, 1997, and $18,708,000 for the six months ended June 30, 1996.

     Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $377,000 for the six months ended June 30, 1997, and $795,000 for the six months ended June 30, 1996.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     U.S. rental expense was approximately $1,714,000 for the six months ended June 30, 1997, and $1,620,000 for the six months ended June 30, 1996. Future minimum payments under the leases amount to approximately $1,900,000 for the last six months of 1997, $3,821,000 in 1998, $3,749,000 in 1999, $3,610,000 in
2000, $3,692,000 in 2001, $1,194,000 in 2002 and $1,061,000 thereafter. These future minimum payments include estimated annual operating and tax expenses of approximately $798,000 in the last six months of 1997, and $1,642,000 thereafter.

     The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

     At June 30, 1997, the Company was committed to additional capital contributions of $1.2 million to Pioneer Poland U.S. L.P. and $1.2 million to Pioneer Poland U.K. L.P.. These contributions are due upon call by Management as prior contributions become 80% invested. At June 30, 1997, the Company was committed to additional capital contributions of $1.9 million to Pioneer Ventures Limited Partnership II, a U.S. venture capital fund.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

NOTE 11 -- NOTES PAYABLE

     Notes payable of the Company consists of the following:

                                                                    JUNE 30,     DECEMBER 31,
                                                                      1997           1996
                                                                    --------     ------------
                                                                       (DOLLARS IN THOUSANDS)
Revolving Credit Agreement........................................  $ 97,500       $ 87,500
Preferred shares financing related to the Russian investment operations, principal payable in three annual installments of
  $2,000,000 through 1998, interest payable at 5%.................     2,000          4,000
Small Business Administration ("SBA") financing, notes payable to a bank, interest payable semi-annually at rates ranging from
  6.12% to 9.8%, principal due in 1998 through 2003...............     4,950          4,950
Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable on March 31, 1997, interest
  payable at 5.77%, secured by equipment..........................        --            812
Note payable to a bank, interest payable quarterly at the three month LIBOR rate plus 6%, principal due in eight quarterly installments through January, 1999, secured by lease rental
  payments and proceeds from insurance policies...................     2,425             --
Notes payable to a bank, guaranteed by the Company, principal payable in semi-annual installments of $214,000 through November
  30, 1999, no interest payable, secured by equipment.............     1,072          1,286
Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable in ten semi-annual
  installments of $1,415,000 beginning no later than July 31,
  1997, interest payable at 6.42%, secured by equipment...........    14,147         14,147
Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest
  payable at 7.85%, secured by equipment..........................     5,370          6,042
Note payable to a supplier, principal and interest payable in quarterly installments of $102,000 through April 15, 2001,
  interest payable at 7.85%, secured by equipment.................     1,390          1,535
Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest payable
  at 8.00%, secured by equipment..................................     4,558          5,128
Note payable to a supplier, principal payable in quarterly
  installments of $338,000 through September 15, 2001, interest
  payable at 8.25%, secured by equipment..........................     5,913          6,422
Note payable to a bank, guaranteed by OPIC, principal payable in twelve equal semi-annual installments of $1,583,000 commencing
  March 15, 1998, interest payable at a fixed rate of 6.37%.......    19,000         19,000
Project financing, guaranteed by OPIC, payable in thirteen equal semiannual installments of $620,000 through December 15, 2003,
  interest payable at a fixed rate of 7.20%.......................     8,060          8,680
                                                                    --------       --------
                                                                     166,385        159,502
Less: Current portion.............................................   (14,570)       (10,002)
                                                                    --------       --------
                                                                    $151,815       $149,500
                                                                    ========       ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. See Note 14 below for further discussion on dealer advances. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at
(a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either .75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. At June 30, 1997, the Company had borrowed $35 million under the B-share Revolver and $62.5 million under the Corporate Revolver. For the six months ended June 30, 1997, and June 30, 1996, the weighted average interest rate on the borrowings under the Credit Facility and lines of credit outstanding was 8.0% and 6.9%, respectively.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of June 30, 1997, the Company was in compliance with all applicable covenants of the Credit Facility.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of June 30, 1997, the Company entered into six five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from .75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $562,000 of interest expense on these swap agreement at June 30, 1997. The fair value of these agreements was approximately $1,200,000, at June 30, 1997, which amount represents the estimated amount the Company would be obligated to pay the commercial banks to terminate the agreements.

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

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. The loan is guaranteed by the Swedish Export Credits Board. As of June 30, 1997, TGL has drawn down SEK 93.8 million (or approximately $14.1 million).

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

     In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. The revolving facility is subject to annual renewal and currently is under review. In the event the credit facility is not renewed at maturity, outstanding loan balances will continue to be repaid over a five year term. At June 30, 1997, Caterpillar had issued net disbursements, at TGL's request, for $17.2 million of such facility bearing interest at fixed rates ranging from 7.85% to 8.25%.

     In October 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing up to $19 million with respect to the Phase III expansion. Disbursements under this facility occurred in early November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998, through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to such OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III Expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has guaranteed that to the extent that the percentage of gold proceeds that TGL must convert to Ghanaian cedis increases above a certain threshold, and, as a result of regulatory or other restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, the Company shall guarantee up to $10 million of such obligations. The Company insured 90% of this obligation in January 1997. In addition to third party financing facilities, to satisfy TGL's short term liquidity needs, the Company provided $1.25 million in bridge financing in the second quarter of 1997 and $3 million additional bridge financing to TGL in July 1997.

     Forest-Starma completed a $9.3 million project financing, guaranteed by OPIC, in early July 1996, of which $8.1 million was outstanding at June 30, 1997. The underlying note is payable in thirteen remaining equal semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to OPIC's guarantee, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be repaid on this third party financing leaving a $7.4 million outstanding balance.

     During the second half of 1996, Forest-Starma applied for $6.5 million in additional OPIC financing for an expansion planned in 1997. These funds will offset, in part, the subordinated debt provided by the Company for the 1997 expansion.

     In December 1996, Pioneer Real Estate Advisors, Inc. ("PREA") entered into an agreement with a bank providing for a $2.6 million line of credit to finance property development activities in Russia. Advances under the line bear interest at the 3 month LIBOR rate plus 6%. The credit facility, which expires on January 5, 1999, provides for an arrangement fee of 0.25% of the total commitment and a commitment fee of 0.50% of the unused portion of the line. Total net drawdowns at June 30, 1997, amounted to $2.4 million.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

     Maturities of notes payable at June 30, 1997, for each of the next five years and thereafter are as follows (dollars in thousands):

        7/1/97-6/30/98..................................................  $ 14,570
        7/1/98-6/30/99..................................................    13,073
        7/1/99-6/30/00..................................................    11,647
        7/1/00-6/31/01..................................................    75,490
        7/1/01-6/31/02..................................................     8,492
        Thereafter......................................................    43,113
                                                                          --------
                                                                          $166,385
                                                                          ========

NOTE 12 -- MAJOR CUSTOMERS AND EXPORT SALES

     During the six months ended June 30, 1997, gold sales aggregated $38.5 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $20.6 million and $17.3 million of total gold sales, respectively, representing 98% of such total gold sales.

     During the six months ended June 30, 1996, gold sales aggregated $37.8 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $15.7 million and $22.1 million of total gold sales, respectively, representing 100% of such total gold sales.

NOTE 13 -- ACQUISITIONS

     Cost in excess of net assets acquired, net, as reflected in the accompanying consolidated balance sheets, consists of the following:

                                                              JUNE 30,     DECEMBER 31,
                                                                1997           1996
                                                              --------     ------------
                                                               (DOLLARS IN THOUSANDS)
        Mutual of Omaha Fund Management Company.............   $17,589        $18,649
        Russian investment operations.......................     2,310          2,458
        Gold mining operations..............................     1,405          1,592
        Polish brokerage operations.........................       249            246
                                                               -------        -------
                                                               $21,553        $22,945
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

     The Company capitalizes and amortizes Class B share dealer advances for financial statement purposes over periods which range from three to six years depending on the participating Fund. The Company capitalizes and amortizes Class C share dealer advances for financial statement purposes over a twelve month

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

period. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution and service fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly. For the six months ended June 30, 1997, and June 30, 1996, the Company paid dealer advances in the amount of $9.5 million and $15.6 million, respectively.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

NOTE 15 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) before income taxes and minority interest by business segment, excluding intersegment transactions, were as follows:

                                               MUTUAL FUND
                        INVESTMENT             UNDERWRITING                                       VENTURE CAPITAL        SHAREHOLDER
                        MANAGEMENT              AND OTHER                   BANKING                 INVESTMENTS           SERVICES
                    ------------------    ----------------------      --------------------      --------------------      -------
 SIX MONTHS ENDED   6/30/97    6/30/96    6/30/97       6/30/96       6/30/97      6/30/96      6/30/97      6/30/96      6/30/97
------------------- -------    -------    --------      --------      -------      -------      -------      -------      -------
                                                               (DOLLARS IN THOUSANDS)
Revenues & Sales... $56,696    $42,708    $ 29,643      $ 12,509      $ 5,052      $ 6,513      $   946      $ 1,271      $14,111
                    =======    =======    ========      ========      =======      =======      =======      =======      =======
Income (Loss)
 Before Income
 Taxes & Minority
 Interest.......... $40,391    $25,194    $(14,716)(1)  $(14,811)(1)  $(1,426)(2)  $ 3,119(2)   $ 5,955(3)   $(1,163)(3)  $ 1,524
                    =======    =======    ========      ========      =======      =======      =======      =======      =======
Depreciation &
 Amortization...... $ 1,201    $   931    $  7,348      $  4,618      $    52      $    29      $    68      $    62      $   913
                    =======    =======    ========      ========      =======      =======      =======      =======      =======
Capital
 Expenditures...... $   466    $   416    $  4,581      $  7,106      $    45      $   155      $    27      $    28      $   345
                    =======    =======    ========      ========      =======      =======      =======      =======      =======
Identifiable Assets
 at Quarter End.... $93,215    $79,288    $120,663      $ 86,628      $38,065      $18,325      $98,877      $63,358      $ 7,618
                    =======    =======    ========      ========      =======      =======      =======      =======      =======


                                     GOLD MINING                   TIMBER                     OTHER               CONSOLIDATED

                                ----------------------      ---------------------      -------------------    --------------------

 SIX MONTHS ENDED    6/30/96    6/30/97       6/30/96       6/30/97       6/30/96      6/30/97      6/30/96   6/30/97     6/30/96

-------------------  -------    --------      --------      --------      -------      -------      ------    --------    --------

Revenues & Sales...  $12,626    $ 38,460      $ 37,759       $ 4,267      $     0      $     0      $    0    $149,175    $113,386

                     =======    ========      ========       =======      =======      =======      ======    ========    ========

Income (Loss)
 Before Income
 Taxes & Minority
 Interest..........  $   973    $ (1,862)(4)  $  3,254(4)    $(1,888)(5)  $  (378)(5)  $(2,219)(6)  $ (845)   $ 25,759    $ 15,343

                     =======    ========      ========       =======      =======      =======      ======    ========    ========

Depreciation &
 Amortization......  $ 1,130    $  9,996      $  7,112       $    63      $     0      $     0      $   53    $ 19,641    $ 13,935

                     =======    ========      ========       =======      =======      =======      ======    ========    ========

Capital
 Expenditures......  $   782    $    767      $ 37,211       $ 9,726      $ 8,792      $     0      $    0    $ 15,957    $ 54,490

                     =======    ========      ========       =======      =======      =======      ======    ========    ========

Identifiable Assets
 at Quarter End....  $ 8,792    $149,711      $114,078       $50,933      $36,060      $ 4,277      $2,273    $563,359    $408,802

                     =======    ========      ========       =======      =======      =======      ======    ========    ========


---------------
(1) Net of interest expense of approximately $1,334 for the six months ended June 30, 1997, and $888 for the six months ended June 30, 1996.

(2) Net of interest expense of approximately $3,609 for the six months ended June 30, 1997, and $2,241 for the six months ended June 30, 1996.

(3) Net of interest expense of approximately $200 for the six months ended June 30, 1997, and $201 for the six months ended June 30, 1996.

(4) Net of interest expense of approximately $748 for the six months ended June 30, 1997, and $69 for the six months ended June 30, 1996.

(5) Net of interest expense of $1,161 for the six months ended June 30, 1997.

(6) Net of unallocated interest expense of $1,084 for the six months ended June 30, 1997. The remaining expenses are related to the Company's other natural resources businesses in Russia.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1997

     The following table details for the investment management business segment and mutual fund underwriting and other business segment, total revenues and income (loss) before income taxes and minority interest by geographical region, excluding intersegment transactions (dollars in thousands):

INVESTMENT MANAGEMENT

                           EASTERN EUROPE &
                                RUSSIA                UNITED STATES                CONSOLIDATED
                          -------------------     ----------------------      ----------------------
    SIX MONTHS ENDED      6/30/97     6/30/96     6/30/97       6/30/96       6/30/97       6/30/96
------------------------  -------     -------     --------      --------      --------      --------
Revenues and Sales......  $ 6,411     $ 6,104     $ 50,285      $ 36,604      $ 56,696      $ 42,708
                          =======     =======     ========      ========      ========      ========
Income (loss) before
  income taxes and
  minority interest.....  $ 6,472     $ 2,292     $ 33,919      $ 22,902      $ 40,391      $ 25,194
                          =======     =======     ========      ========      ========      ========
Depreciation and
  Amortization..........  $   156     $   119     $  1,045      $    812      $  1,201      $    931
                          =======     =======     ========      ========      ========      ========
Capital Expenditures....  $   105     $    56     $    361      $    360      $    466      $    416
                          =======     =======     ========      ========      ========      ========
Identifiable assets at
  quarter end...........  $50,990     $42,684     $ 42,225      $ 36,604      $ 93,215      $ 79,288
                          =======     =======     ========      ========      ========      ========

MUTUAL FUND UNDERWRITING AND OTHER

                           EASTERN EUROPE &
                                RUSSIA                UNITED STATES                CONSOLIDATED
                          -------------------     ----------------------      ----------------------
    SIX MONTHS ENDED      6/30/97     6/30/96     6/30/97       6/30/96       6/30/97       6/30/96
------------------------  -------     -------     --------      --------      --------      --------
Revenues and Sales......  $16,162     $ 2,416     $ 13,481      $ 10,093      $ 29,643      $ 12,509
                          =======     =======     ========      ========      ========      ========
Income (loss) before
  income taxes and
  minority interest.....  $  (536)    $(2,427)    $(14,180)(1)  $(12,384)(1)  $(14,716)(1)  $(14,811)(1)
                          =======     =======     ========      ========      ========      ========
Depreciation and
  Amortization..........  $    13     $    33     $  7,335      $  4,585      $  7,348      $  4,618
                          =======     =======     ========      ========      ========      ========
Capital Expenditures....  $ 3,043     $ 6,396     $  1,538      $    710      $  4,581      $  7,106
                          =======     =======     ========      ========      ========      ========
Identifiable assets at
  quarter end...........  $39,036     $29,703     $ 81,627      $ 56,925      $120,663      $ 86,628
                          =======     =======     ========      ========      ========      ========

---------------
(1) Net of interest expense of approximately $1,334 for the six months ended June 30, 1997 and $888 for the six months ended June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SUMMARY OF OPERATIONS

     The Pioneer Group, Inc. (the "Company") reported second quarter 1997 earnings of 19 cents per share, 5 cents higher than earnings in the second quarter of 1996. The Company had gross revenues and net income of $79.5 million and $5 million, respectively, in the second quarter of 1997, compared to $56.9 million and $3.5 million, respectively, in the second quarter of 1996. For the six months ended June 30, 1997, the Company reported earnings of 48 cents per share, 14 cents higher than earnings in the six months ended June 30, 1996. The Company had gross revenues and net income of $149.2 million and $12.3 million, respectively, for the six months ended June 30, 1997, compared to $113.4 million and $8.6 million, respectively, for the six months ended June 30, 1996.

     The table compares earnings by business segment for the second quarter of 1997 versus the second quarter of 1996.

                       SECOND QUARTER EARNINGS PER SHARE

                                                                              DIFFERENCE:
                          BUSINESS SEGMENT                    1997     1996   INCR./(DECR.)
        ----------------------------------------------------  ----     ----   ------------
        Domestic mutual fund................................   28c      18c        10c
        Venture capital:
          U.S...............................................    4        1          3
          Eastern Europe....................................   (2)      (2)         0
        Russian financial services..........................    3        3          0
        Polish financial services...........................    0       (1)         1
        Czech Republic mutual fund..........................   (1)       0         (1)
        Real estate services................................   (1)       0         (1)
                                                               --       --         --
             Worldwide financial services...................   31       19         12
                                                               --       --         --
        Gold mining.........................................   (5)      (3)        (2)
        Russian timber......................................   (5)      (1)        (4)
        Other...............................................   (2)      (1)        (1)
                                                               --       --         --
                  Total.....................................   19c      14c         5c
                                                               ==       ==         ==

     The Company's earnings from its worldwide financial services businesses of 31 cents per share in the second quarter of 1997 increased by 12 cents over the second quarter of 1996, principally as a result of increased earnings of 10 cents from domestic mutual fund operations and 3 cents from U.S. venture capital operations. These higher earnings were partially offset by higher losses from the Company's gold mining operations, consisting of its wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), and PGL's 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"). Gold mining operations reported losses of 5 cents per share in the second quarter of 1997 compared to losses of 3 cents per share in the second quarter of 1996, principally reflecting lower gold prices. The Company's Russian Far East timber operation, Closed Joint-Stock Company "Forest-Starma," which commenced commercial operations on January 1, 1997, reported losses of 5 cents per share for the quarter.

     The table compares earnings by business segment for the first half of 1997 versus the first half of 1996.

                         SIX MONTHS EARNINGS PER SHARE

                                                                           DIFFERENCE:
                       BUSINESS SEGMENT                 1997     1996     INCR./(DECR.)
                       ----------------                 ----     ----     -------------
        Domestic mutual fund..........................   53c      29c           24c
        Venture capital:
          U.S. .......................................   12        0            12
          Eastern Europe..............................   (2)      (3)            1
        Russian financial services....................    3        6            (3)
        Polish financial services.....................    2       (1)            3
        Czech Republic mutual fund....................   (3)      (1)           (2)
        Real estate services..........................   (1)       0            (1)
                                                        ----     ----          ---
             Worldwide financial services.............   64       30            34
                                                        ----     ----          ---
        Gold mining...................................   (5)       7           (12)
        Russian timber................................   (7)      (1)           (6)
        Other.........................................   (4)      (2)           (2)
                                                        ----     ----          ---
                  Total...............................   48c      34c           14c
                                                        ====     ====          ===

     The Company's earnings from its worldwide financial services businesses of 64 cents per share in the first half of 1997 increased by 34 cents over the first half of 1996, principally as a result of significantly higher earnings of 24 cents from domestic mutual fund operations and 12 cents from U.S. venture capital operations. These higher earnings were partially offset by lower earnings from the Company's gold mining operations which reported losses of 5 cents per share in the first half of 1997 compared to earnings of 7 cents per share in the first half of 1996 and losses of 7 cents per share from Forest-Starma.

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

     Revenues from the worldwide financial services businesses of $54.2 million and $106.4 million for the second quarter and six months ended June 30, 1997, respectively, were $13.8 million, or 34%, and $30.8 million, or 41%, higher than revenues earned in the comparable 1996 periods as a result of increases discussed below.

     Management fees of $28.4 million and $55.5 million for the second quarter and six months ended June 30, 1997, respectively, were $6.8 million, or 31%, and $15.2 million, or 38%, higher than management fees in the comparable 1996 periods. Substantially all of the increases resulted from higher management fees earned from the Company's U.S. registered mutual funds. These increases in management fees resulted from: (i) an increase in assets from strong U.S. stock market performance; and (ii) a management fee rate increase for three of the Company's largest U.S. registered mutual funds effective in the second quarter of 1996.

     Worldwide assets under management grew to $19.6 billion at June 30, 1997, compared to $17 billion at December 31, 1996, and $15.4 billion at June 30, 1996. Assets under management recently surpassed the $20 billion level.

     Distribution fees and underwriting commissions of $5.5 million in the second quarter of 1997 were $1.1 million, or 26%, higher than comparable fees and commissions earned in the second quarter of 1996. Distribution fees increased by $1.2 million as a result of the increase in average assets under management of the Company's mutual funds which offer back-end load shares. Underwriting commissions earned from sales of U.S. registered mutual funds decreased by $0.4 million. In the second quarter of 1997, the Company had U.S. registered mutual fund sales (including reinvested dividends) of $669 million and net sales of $184 million compared to sales of $841 million and net sales of $478 million in the second quarter of 1996. Pioneer Small Company Fund, which was launched in 1995 and was closed to new investors in May 1996, accounted for approximately $216 million of sales in the second quarter of 1996.

     For the six months ended June 30, 1997, distribution fees and underwriting commissions of $11.2 million were $3 million, or 37%, higher than comparable fees and commissions earned in the first half of 1996. Distribution fees increased by $2.6 million as a result of the increase in average assets under management of the Company's mutual funds which offer back-end load shares. Underwriting commissions earned from sales of U.S. registered mutual funds decreased by $0.5 million. In the first half of 1997, the Company had U.S. registered mutual fund sales (including reinvested dividends) of $1.3 billion and net sales of $302 million compared to sales of $1.5 billion and net sales of $785 million in the first half of 1996. Sales of the Company's three Polish mutual funds were $160 million in the first half of 1997 versus $73 million in the first half of 1996. Underwriting commissions of $1.7 million earned from these sales increased by $0.7 million in the first half of 1997, offsetting the decrease in underwriting commissions earned from the sale of U.S. registered mutual funds.

     Shareholder services fees of $6.7 million and $13.4 million for the second quarter and six months ended June 30, 1997, respectively, increased by $0.4 million, or 7%, and $1 million, or 8%, over the comparable 1996 periods, as a result of an increase in the number of shareholder accounts.

     The Company had revenues (principally commission income) of $6.3 million and $10.4 million for the second quarter and six months ended June 30, 1997, respectively, from its brokerage activities, which are principally in Russia. The Company earned $0.6 million and $1.2 million, respectively, for the second quarter and six months ended June 30, 1996, from such activities. The Company has benefited from the record volume experienced in the Russian stock market in the first half of 1997.

     The Company reported securities and interest income from Pioneer Bank of approximately $2.6 million and $5.1 million in the second quarter and six months ended June 30, 1997, respectively, compared to $4.8 million and $6.5 million in the second quarter and six months ended June 30, 1996. These revenues are derived from interest earned on Russian government securities, realized and unrealized gains and losses on these securities and interest income from loans. Decreases in income principally reflect the impact of less favorable interest rates which affect the realized and unrealized gains earned on the Russian government securities. In the second quarter of 1997, Pioneer Bank did not renew its license with the Russian Central Bank to deal in these government securities.

     Trustee fees and all other income of $4.7 million and $10.8 million in the second quarter and six months ended June 30, 1997, respectively, increased by $2 million and $3.7 million, compared to the respective 1996 periods, principally from rental income from the building owned by First Voucher Fund, the Russian voucher investment fund in which the Company owns a 51% interest.

     Costs and Expenses. Costs and expenses of the worldwide financial services businesses of $43.8 million in the second quarter of 1997 increased by $13.1 million, or 43%, over the second quarter 1996 level. Approximately 80% of the increase resulted from expenses from the Company's Russian investment operations. The remaining increase reflected higher payroll costs in the domestic mutual fund business.

     Costs and expenses of the worldwide financial services businesses of $86.4 million in the first half of 1997 increased by $26.7 million, or 45%, over the first half 1996 level. Approximately 85% of the increase resulted from: (i) an increase of $16.9 million in expenses related to the Company's Russian investment operations; (ii) $4.6 million of higher payroll costs in the domestic mutual fund business; and (iii) $1.7 million in higher expenses associated with the amortization of dealer advances resulting from sales of back-end load mutual fund shares. These amortization expenses were more than offset by the increase in distribution fees of $2.6 million.

     Other Income and Expense. The Company's U.S. venture capital operations reported net venture capital investment portfolio gains (excluding operating expenses) of $3.4 million and $7.6 million in the second quarter and six months ended June 30, 1997, respectively, compared to net gains of $0.5 million and $0.6 million in the comparable 1996 periods. Additionally, the Company reported net realized gains of $3.9 million and $8.1 million in the second quarter and six months ended June 30, 1997, respectively, from investments held by the Voucher Fund and other Russian venture capital investments compared to net realized losses of $0.4 million and $0.3 million in the respective 1996 periods.

     Interest expense of $2.9 million and $4.5 million in the second quarter and six months ended June 30, 1997, respectively, increased by $2.2 million and $3.4 million over the comparable 1996 periods. The increases in both periods resulted from increased borrowings and from the Company no longer capitalizing interest expenses related to projects that were completed in late 1996 or early 1997. These projects included the Russian timber project, the Russian office building and TGL's Phase III expansion.

     Taxes. The Company's effective tax rate for the worldwide financial services businesses was 41% in the second quarter of 1997 and 34% in the second quarter of 1996. Through June 30, 1997, the effective tax rate was 42% versus 39% in the first half of 1996. The 1996 results included significant tax exempt income associated with the Company's Russian investment operations.

LIQUIDITY AND CAPITAL RESOURCES

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At June 30, 1997, the Company served as trustee for $5.9 billion of qualified plan assets and the ratio of net worth to qualified assets was 2.9%. The Company's stockholders' equity of $171 million at June 30, 1997, would permit it to serve as trustee for up to $8.6 billion of qualified plan assets.

     The Company has established a multi-class share structure for the Pioneer Family of Mutual Funds. Under this arrangement, the funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period (which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares), in which case the shareholder would pay a contingent deferred sales charge ("CDSC"). The Company, however, pays "up-front" commissions to broker-dealers ("Dealer Advances") related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $307 million in the first half of 1997 versus $481 million in the first half of 1996. Dealer Advances totaled $9.5 million in the first half of 1997 versus $15.6 million in the first half of 1996. Dealer Advances (which are amortized to operations over the life of the CDSC period) were $37 million at June 30, 1997. The Company intends to continue to finance this program, in part, through the credit facilities described in the section entitled "General."

     In April 1995, the Company acquired approximately 51% of the shares of the First Voucher Fund (the "Voucher Fund"), the largest voucher investment fund established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a subsidiary of the Company. In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through a subsidiary, Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds the right to manage the Voucher Fund's investments. Pioneer Omega paid $2 million in cash and issued preferred shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The holder of the Omega shares has the right to cause the Company to purchase such shares (the "put option") and the Company has a corresponding right to purchase such shares from the holder (the "call option"). The put and call options are each exercisable with respect to one-third of the Omega shares on the first, second and third anniversaries of the closing of the transaction. The put and call option exercise price is $2 million per tranche, plus a 5% per annum premium on the option exercise price. The Company will pay a total of $6.6 million for the Omega shares over a three-year period as the put and/or call options are exercised. The Company has exercised its options and purchased the first two tranches of Omega shares for $4.3 million.

     The Company, through Pioneer Omega, has secured Overseas Private Investment Corporation ("OPIC") "political risk" insurance covering the Voucher Fund and PFR's subsidiaries subject to annual elections up to a ceiling amount of $68 million which would protect 90% of the Company's equity investment and a proportionate share of cumulative retained earnings.

RECENT DEVELOPMENTS

     The Company believes that there is significant unrealized value in the assets included in the Voucher Fund's securities portfolio. In accordance with Generally Accepted Accounting Principles (FAS 115 -- Accounting for Certain Investments in Debt and Equity Securities), the securities in the Voucher Fund reflect the cost rather than "fair value" until such time as the breadth and scope of the Russian securities markets develop to certain quantifiable levels. The Company believes that these markets are rapidly approaching this point, at which time the "fair value" of securities held by the Voucher Fund should be reflected in the Company's financial statements.

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at June 30, 1997, was approximately $17 million. Recently, the value of these securities (based on market quotations if available) was approximately $80 million, which represents an increase of approximately $63 million. The Company's pre-tax interest in this increase, at 51%, would be approximately $32 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at June 30, 1997, was approximately $3 million, $25 million and $5 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $63 million described above) would be reflected in long term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

     The Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. As a result, a relatively small number of issuers (approximately 15) currently account for approximately 90% of all trading on the Russian Trading System. The relative lack of liquidity may result in the Voucher Fund selling a portfolio security at a price that does not reflect its underlying value. Accordingly, fair values are not necessarily indicative of the amount that could be realized in a short period of time on large volumes of transactions. In addition, the securities investments in the Voucher Fund may be negatively affected by adverse economic, political and social developments in Russia including changes in government and government policies, taxation, currency instability, interest rates and inflation levels and developments in law and regulations affecting securities issuers and their shareholders and securities markets. As a result of the foregoing, there can be no assurance that the Company will be able to realize the values described above.

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

     TGL earns all of its revenues in U.S. dollars and the majority of its transactions and costs are denominated in U. S. dollars or are based in U.S. dollars. Consequently, Ghanaian inflation has not had a material effect on TGL's operations. Ghanaian cedi denominated costs such as cement, fuel, power and local purchases are affected, in dollar terms, when currency devaluation does not offset changes in the relative inflation rates in the U.S. and Ghana. Since Ghana has experienced significant inflation over the last three years, the cedi has devalued continuously against the dollar.

RESULTS OF OPERATIONS

     The gold mining business lost $1.2 million, or 5 cents per share, in the second quarter of 1997, 2 cents per share lower than losses of 3 cents per share reported in the second quarter of 1996. For the six months ended June 30, 1997, losses of $1.3 million, or 5 cents per share, were 12 cents per share below 1996 first half earnings of 7 cents per share.

     Revenues increased by 27% to $21.0 million in the second quarter of 1997 compared with the second quarter of 1996. Gold sales increased by 45% to 61,500 ounces, including 6,800 ounces of gold dore that were shipped from inventory remaining at the end of the first quarter. The average realized price of gold decreased by 12% to $341 per ounce. TGL produced 54,700 ounces of gold in the second quarter of 1997 compared with 42,500 ounces in the second quarter of 1996. Revenues increased by 2% to $38.5 million during the first half of 1997 compared with the first half of 1996 as gold sales increased by 16% to 111,500 ounces. The average realized price of gold decreased by 12% to $345 per ounce.

     The following table compares TGL's production and shipment results, cash costs and total costs per ounce for the three and six months ended June 30, 1997, with the comparable periods in 1996:

                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                    -------------------------------     --------------------------------
                                                        (DECREASE)/                          (DECREASE)/
                                     1997      1996      INCREASE         1997      1996      INCREASE
                                    -------   -------   -----------     --------   -------   -----------
Production (ounces)................  54,700    42,500      12,200        111,500    95,800      15,700
Shipments (ounces).................  61,500    42,500      19,000        111,500    95,800      15,700
Cash Costs:
     Production Costs.............. $   219   $   273     $   (54)      $    205    $  227     $   (22)
     Royalties.....................      10        12          (2)            10        12          (2)
     General and administrative....      39        46          (7)            37        38          (1)
                                    -------   -------     -------       --------    ------     -------
     Cash Cost Per Ounce...........     268       331         (63)           252       277         (25)
Non Cash:
     Depreciation and
       Amortization................      83        80           3             87        74          13
     Other.........................       5         2           3              5         2           3
                                    -------   -------     -------       --------    ------     -------
     Cost of Production Per
       Ounce.......................     356       413         (57)           344       353          (9)
Interest and other costs...........      16        11           5             13        11           2
                                    -------   -------     -------       --------    ------     -------
          Total Cost Per Ounce..... $   372   $   424     $   (52)      $    357    $  364     $    (7)
                                    =======   =======     =======       ========    ======     =======

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore, or "stripping" ratio, the age and availability of equipment, the weather, availability of labor, haul distances, foreign exchange fluctuations and gold production lag from new operations and the number of lifts on the heap leach pads. Production costs for the three and six months ended June 30,

1997, decreased by $54 per ounce and $22 per ounce, respectively, compared with the three and six months ended June 30, 1996, principally because of a decrease in the stripping ratio associated with the transition from selective to bulk mining, and higher production levels. The expected reduction in the ore grade from bulk mining was offset largely by increases in gold recoveries. Although TGL experienced an increase in the cost per tonne hauled in the second quarter of 1997 due largely to inclement weather, the cost per tonne hauled decreased in the first half of 1997 because of lower explosives costs and certain production efficiencies associated with the introduction of larger mining equipment. Processing costs also decreased compared with the three and six months ended June 30, 1996 principally because of higher gold production levels, which tends to decrease the cost per ounce when applied to these relatively fixed costs, and decreases in run-of-mine costs.

     A comparison of key production statistics for the three and six months ended June 30, 1997, with the same periods in 1996 is shown below:

                                                        THREE MONTHS        SIX MONTHS ENDED
                                                       ENDED JUNE 30,           JUNE 30,
                                                      -----------------     -----------------
                                                       1997       1996       1997       1996
                                                      ------     ------     ------     ------
     Tonnes mined (in thousands):
     Waste..........................................   5,092      4,666     11,274      7,891
     Run-of-mine....................................      18      1,457        610      3,298
                                                      ------     ------     ------     ------
     Tonnes Waste and Run-of-mine...................   5,110      6,123     11,884     11,189
     Ore............................................   2,258      1,787      4,237      3,498
                                                      ------     ------     ------     ------
          Total Tonnes Mined........................   7,368      7,910     16,121     14,687
     Stripping Ratio (waste + run of mine/ore)......  2.26:1     3.43:1     2.80:1     3.20:1
     Tonnes of Ore Processed........................   2,069      1,661      3,840      3,313
     Process Grade (grams/tonne)....................    1.15       1.29       1.21       1.29

     Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. The operating ratio represents the percentage that operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. In the first half of 1997 and 1996, the royalty rate payable by TGL remained at 3% of operating revenues, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals and rents. Since these costs are relatively fixed and unrelated to production levels, the cost per ounce decreased by $7 per ounce and $1 per ounce, respectively, during the three and six months ended June 30, 1997, compared with the corresponding periods in 1996 because of production increases. In addition, the underlying costs during the current periods increased by $5 per ounce over the three and six months ended June 30, 1996, primarily because of higher benefit costs associated with TGL's 1996 collective bargaining agreement with the Ghana Mineworkers' Union and increases in employee meals, commercial insurance premiums, consulting and telecommunications costs.

     Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant, and equipment over the lesser of their estimated useful lives or ten years. These costs increased during the three and six months ended June 30, 1997, by $3 per ounce and $13 per ounce, respectively, compared with three and six months ended June 30, 1996, principally because of mining equipment additions (increasing depreciation expense by $7 per ounce and $9 per ounce, respectively, offset partially by decreases in development cost amortization ($3 per ounce and $2 per ounce, respectively).

     Other. Other costs represent a provisions for future reclamation costs and supplies inventory obsolescence and costs related to exploration activities conducted by TGL at the Teberebie concession. The increase of $3 per ounce in 1997 compared with 1996 was attributable principally to an increase in the provision for inventory obsolescence.

     Interest and Other Costs. Interest and other costs include interest expense, foreign exchange gains and losses, political risk insurance premiums, and goodwill amortization. The $5 per ounce and $2 per ounce increases in interest and other costs in the three and six months ended June 30, 1997, compared with the corresponding periods in 1996 were attributable to interest expense and fees (increases of $11 and $6 per ounce, respectively) associated with the Phase III financing which ceased to be capitalized after April 1997, offset partially by, increases in foreign exchange gains of $5 per ounce and $4 per ounce, respectively, associated with a high incidence of cedi denominated payables.

     Income Taxes. The statutory tax rate for mining companies in Ghana in 1997 and 1996 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow. PGL's cash balances increased by $1.6 million to $2.6 million during the first half of 1997. Thirty-three percent, or $0.8 million, of TGL's cash balances remain in escrow and are unavailable to pay short-term obligations. Cash generated from operating activities aggregated $12.7 million while capital expenditures and loan principal payments were $10.2 million and $2.9 million, respectively. Major capital expenditures during the year included $3.4 million for crushing, electrical, and other processing equipment associated with the Phase III mine expansion; pad and pond construction, conveyor replacement, and ongoing processing equipment aggregating $2.5 million; capitalized interest and financing costs associated with the Phase III mine expansion of $1.3 million; and capitalized rebuilds of $1.1 million. In addition, the Company provided financing of approximately $1.3 million to satisfy TGL's short term liquidity needs and approximately $0.7 million for PGL exploration activities. Otherwise, TGL generated sufficient operating cash flow to fund all of its third-party debt service payments and short-term cash commitments.

     Third Party Debt. At the end of the first half of 1997, third-party debt aggregated $51.4 million, including $19 million from OPIC for which the Company is subject to limited recourse (described under "Financing Facilities" below) and $1.1 million from other sources which is guaranteed by the Company. Scheduled third-party debt service for the second half of 1997 is expected to aggregate $5.5 million.

     Phase III Mine Expansion. In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III includes a further heap leach operation and a near-pit gyratory crushing facility which will act as the primary crushing facility for both the existing West Plant and the new South Plant. The Phase III expansion is expected to increase annual crushing capacity to 12 million tonnes of ore. Construction work on the project has been substantially completed and the first gold pour at the South Plant occurred in April 1997. The Phase III expansion, however, is not expected to reach operating capacity until the fourth quarter of 1997. See "Recent Developments" below. The cost of the expansion is expected to aggregate approximately $57 million, including 1996 and 1995 expenditures of $48.1 million and $2.6 million, respectively. Expansion capital expenditures in 1997 are estimated at approximately $6.0 million, of which approximately $4.7 million had been expended through June 1997.

     Financing Facilities. At inception, financing requirements for the Phase III mine expansion were estimated at $54 million. By December 31, 1996, third-party financing of approximately $54.2 million had been secured, of which $53.6 million was drawn down, and $50.4 million remained outstanding at June 30, 1997.

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. The loan is guaranteed by the Swedish Export Credits Board. As of June 30, 1997, TGL had drawn down SEK 93.8 million (or approximately $14.1 million). In April 1996, TGL obtained credit approval from CAT Financial Services Corporation, a wholly-owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed to provide a revolving credit facility of up to $21 million to finance the purchase of Caterpillar and other mining equipment. The revolving credit facility is subject to annual renewal and currently is under review. In the event that the credit facility is not renewed, outstanding loan balances will continue to be repaid over a five year term. At June 30, 1997, Caterpillar had issued disbursements, at TGL's request, for $20.5 million of such facility, bearing interest at fixed rates ranging from 7.85% to 8.25%, of which $3.3 million had been repaid. In October 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing of up to $19.0 million with respect to the Phase III expansion. Disbursement under this facility occurred in early November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998 through September 15, 2003 and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to the financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9.0 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has guaranteed that to the extent that the percentage of gold proceeds that TGL must convert to Ghanaian cedis increases above a certain threshold, and, as a result of regulatory or other restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, the Company shall guarantee up to $10.0 million of such obligations. The Company secured insurance for 90% of this obligation in the beginning of 1997.

     In addition to third party financing facilities, to satisfy TGL's short term liquidity needs, the Company provided $1.25 million in bridge financing in the second quarter of 1997 and $3 million additional bridge financing to TGL in July 1997.

     Risk Management. In the fourth quarter of 1996, TGL entered into a series of put options which secure a minimum selling price of $340 per ounce to cover 1997 estimated production. Should the market price of gold decline below $340 per ounce in 1997, the Company continues to ship gold to refineries and either sells or exercises the put options, receiving payment for the difference between the market price of gold and approximately $340 per ounce. Accordingly, TGL sold several of these put options since February 1997. In May 1997, TGL purchased additional options at an exercise price of $320 per ounce to cover estimated production for the first four months of 1998.

     The Company maintains $65.9 million of "political risk" insurance principally from OPIC covering 90% of its equity and loan guarantees. The insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. This insurance is presently limited to a ceiling of $64.4 million; however, the Company intends to apply to increase their ceiling in 1997. There can be no assurance that such OPIC insurance will become available in 1997. The Company has also secured $9.0 million foreign exchange exposure insurance from another source to hedge 90% of its exposure to a limited recourse provision contained in the OPIC Phase III expansion financing (discussed in more detail above). In addition to other commercial insurance policies, TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

RECENT DEVELOPMENTS

     TGL changed its mining method from selective to bulk mining in the second quarter of 1997. TGL believes that this change will increase operating efficiencies and improve ore control. TGL is currently developing and testing a new mine plan using a more sophisticated mine model and historical production data. The new mine plan: (i) incorporates a new, modified pit design, (ii) facilitates the change in mining method, and (iii) addresses the previously disclosed slope instability problem. Until the new mine plan is finalized and testing completed, TGL cannot quantify the effect that the new mine plan will have on the calculation of previously reported proven and probable in situ mineable reserves. It is anticipated, however, that proven and probable in situ mineable reserves will be reduced.

     TGL has revised its 1997 gold production target to approximately 265,000 ounces from 300,000 ounces. This revision is necessary primarily because the Phase III expansion has not yet achieved full operating capacity primarily due to mechanical and design deficiencies in the manufacturer's conveying systems encountered during the commissioning phase. Record rainfall during the second quarter, principally during June, also contributed to the decision to revise the production forecast. TGL anticipates that the Phase III expansion will reach operating capacity in the fourth quarter of 1997.

     The 1997 current production estimate requires that the Phase III expansion reach full operating capacity in the fourth quarter of 1997 and there can be no assurance that this will happen. In addition, TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, including fuel, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to changing weather conditions, dependent on the continued political stability in the Republic of Ghana and subject to the additional risk factors detailed below in the section entitled "Future Operating Results."

                                TIMBER BUSINESS

     The Company's Russian venture, Forest-Starma, in which Pioneer Forest, Inc. (a wholly owned subsidiary of the Company) has a 90% direct interest and a 2.1% indirect interest, is pursuing the development of timber production under a long-term lease comprising 129,900 hectares (approximately 321,000 acres) in the aggregate with annual cutting rights of 245,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. The Company is in the process of confirming with governmental authorities that it has been granted additional annual cutting rights of approximately 450,000 cubic meters on additional contiguous forest area. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber for markets in the Pacific Rim, primarily Japan. Timber harvesting in the development phase commenced in the first quarter of 1995 and the first shipments of timber totaling approximately 30,000 cubic meters occurred in the second half of that year. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber. Since Forest-Starma remained in the development stage through the end of 1996, timber proceeds aggregating $10.1 million were used to offset capitalized interest and development costs.

RESULTS OF OPERATIONS

     In January 1997, Forest-Starma commenced commercial operations, producing approximately 112,000 cubic meters of timber in the first half of the year, including 63,000 cubic meters in the second quarter, and commencing amortization of deferred development costs. Shipments began at the end of April 1997 and Forest-Starma shipped 63,000 cubic meters in the second quarter resulting in revenues of $4.3 million. During the second quarter Forest-Starma recorded losses of 5 cents per share. For the six months ended June 30, 1997, Forest-Starma recorded losses of 7 cents per share. The losses were principally attributable to lower than expected shipments.

     Forest-Starma values its inventory using full absorption accounting method. Accordingly, costs of goods sold of $3.7 million in the second quarter and six months ended June 30, 1997, included all operating costs such as payroll, fuel, spare parts; general and administrative, amortization, depreciation and other taxes. Other expenses of $1.4 million and $2 million for the second quarter and six months ended June 30, 1997, respectively, included interest, management fees, foreign exchange losses and bad debt expense. The statutory income tax rate in Russia is 35%.

     While Forest Starma harvests timber throughout the year and incurs the resulting operating expenses, it ships timber from mid-April through mid-December. As a result, Forest Starma has incurred, and expects to continue to incur, operating losses from fixed costs in the first quarter of the Company's fiscal year, and may incur operating losses in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

     Project Financing. Capital required by this venture is now projected at approximately $45.5 million through the end of 1997, including $38.1 million in subordinated debt and accrued interest provided by the Company and $7.4 million in outstanding third party financing. Forest-Starma completed a $9.3 million project financing with OPIC in early July 1996, of which $8.1 million was outstanding at June 30, 1997. The underlying note is payable in thirteen remaining semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to the OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be repaid on the third-party financing, leaving an outstanding balance of $7.4 million. During the second half of 1996, Forest-Starma applied for $6.5 million in additional OPIC financing for an expansion planned in 1997. These funds will offset, in part, the subordinated debt provided by the Company for the 1997 expansion.

     Direct Investment and Risk Management. Direct investments in Forest-Starma by the Company aggregated $33.8 million at June 30, 1997. Forest-Starma is expected to produce approximately 300,000 cubic meters of timber in 1997. In connection with its investment in Forest-Starma, the Company has secured OPIC political risk insurance in an amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings.

     Other Ventures. In 1995, Closed Joint-Stock Company "Amgun-Forest" and Closed Joint-Stock Company "Udinskoye," the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters. Pioneer Forest, Inc. has an 80.6% direct interest and 4.2% indirect interest in Amgun-Forest and a 72% direct interest and 4.2% indirect interest in Udinskoye. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects. Prior to securing third-party financing, the Company will provide funding of approximately $1 million in 1997.

                                    GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining operations) increased by $16.1 million in the first half of 1997 to $73.4 million principally from increased cash and investments held by Pioneer Bank and the Russian brokerage operation.

     The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance Dealer Advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 0.75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. At August 1, 1997, the Company had borrowed $36 million under the B-share Revolver and $66.5 million under the Corporate Revolver.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the

Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of June 30, 1997, the Company was in compliance with all applicable covenants.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of June 30, 1997, the Company had entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from 0.75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The fair value of these swap agreements was approximately $1.2 million at June 30, 1997, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

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

     In December 1996, the Company's wholly owned subsidiary, Pioneer Real Estate Advisors, Inc. ("PREA"), entered into an agreement with a bank providing for a $2.6 million line of credit to finance property development activities in Russia. Advances under the line bear interest at the rate of LIBOR (3 months) plus 6%. The credit facility, which expires on January 5, 1999, provides for an arrangement fee of 0.25% of the total commitment and an annual commitment fee of 0.50% of the unused portion of the facility. At August 1, 1997, PREA had borrowed $2.2 million under the facility.

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

     The Company has a significant number of operations and investments located outside of the U. S., including the gold mining operation at TGL and the timber and investment management operations in Russia. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political instability and laws or policies of the particular countries in which the Company may have operations. There is no assurance that permits, authorizations and agreements to implement plans at the Company's projects can be obtained under conditions or within time frames that make such plans economically feasible, that applicable laws or the governing political authorities will not change or that such changes will not result in the Company's having to incur material additional expenditures.
                         ------------------------------

     THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY FROM OPERATIONS AND FINANCING FACILITIES TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The 1997 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 20, 1997. At the Annual Meeting, the following persons were elected to serve as directors until the next Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified: Robert L. Butler, John F. Cogan, Jr., Maurice Engleman, Alan J. Strassman, Jaskaran S. Teja, David D. Tripple and John H. Valentine.

     At the Annual Meeting, the stockholders also voted to (i) ratify and approve the 1997 Stock Incentive Plan and (ii) ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the 1997 fiscal year.

     The following is a summary of the voting at the Annual Meeting:

ELECTION OF DIRECTORS:                                                  FOR        AGAINST
------------------------------------------------------------------  -----------    -------
Robert L. Butler..................................................   20,949,068     81,869
John F. Cogan, Jr.................................................   20,967,498     63,439
Maurice Engleman..................................................   20,966,953     63,984
Alan J. Strassman.................................................   20,962,976     67,961
Jaskaran S. Teja..................................................   20,955,783     75,154
David D. Tripple..................................................   20,970,001     60,936
John H. Valentine.................................................   20,964,174     66,763

                                                                                      BROKER
                                                FOR         AGAINST      ABSTAIN    NON-VOTES
                                            -----------    ----------    -------    ----------
Ratification and Approval of 1997 Stock
  Incentive Plan:                            15,265,907     3,567,388    790,980     1,406,662

                                                                                      BROKER
                                                    FOR        AGAINST    ABSTAIN    NON-VOTES
                                                -----------    -------    -------    ---------
Ratification of Arthur Andersen LLP as
  Independent Accountants for the 1997 Fiscal
  Year:                                          20,968,640     22,720     11,627      27,950

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A) EXHIBITS.

     The Exhibits filed with this Quarterly Report on Form 10-Q are listed on the "Index to Exhibits" below, which is incorporated herein by reference.

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

Dated: August 14, 1997
                                          THE PIONEER GROUP, INC.

                                                  /s/ WILLIAM H. KEOUGH

                                          --------------------------------------
                                                    WILLIAM H. KEOUGH
                                          SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER
                                                      AND TREASURER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                        DESCRIPTION
------    ------------------------------------------------------------------------------------
 10.1     Letter Agreement dated as of May 2, 1997, by and between The Pioneer Group, Inc. and
          The Travelers Insurance Company.
 10.2     Amendment No. 2 to Credit Agreement dated as of June 30, 1997, by and among The
          Pioneer Group, Inc., certain of its subsidiaries, the Lenders and BankBoston, N.A.
          f/k/a The First National Bank of Boston.
 10.3     1997 Stock Incentive Plan
   11     Computation of earnings per share.
   27     Financial Data Schedule.