Form 10-Q
period 1997-09-30
PIONEER GROUP INC
filed 1997-11-14
CIK 733060

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

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                           COMMISSION FILE NO. 0-8841
                            ------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                            ------------------------
   As of September 30, 1997, there were 25,197,810 shares of the Registrant's
                                 Common Stock,
               $.10 par value per share, issued and outstanding.

================================================================================

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                                                                                     DECEMBER 31,
                                                                                                                         1996
                                                                                                   SEPTEMBER 30,     ------------
                                                                                                       1997
                                                                                                   -------------
                                                                                                    (UNAUDITED)
                                                             ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair value.................................    $  51,841         $ 30,813
Restricted cash..................................................................................        3,491            1,664
Investment in marketable securities, at fair value...............................................       47,053           27,542
Receivables:
    From securities brokers and dealers for sales of mutual fund shares..........................       12,232            9,010
    From Pioneer Family of Mutual Funds..........................................................       16,687           13,978
    For securities sold..........................................................................       32,251            2,600
    For gold shipments...........................................................................        3,048            2,686
    Other........................................................................................       18,862           14,912
Mining inventory.................................................................................       22,705           23,502
Other current assets.............................................................................       12,138           12,607
                                                                                                      --------         --------
        Total current assets.....................................................................      220,308          139,314
                                                                                                      --------         --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated depreciation of $70,016 in 1997 and
     $56,143 in 1996)............................................................................       97,070          107,807
    Deferred mining development costs (net of accumulated amortization of $15,344 in 1997 and
     $13,455 in 1996)............................................................................       18,391           10,675
Cost of acquisition in excess of net assets (net of accumulated amortization of $11,379 in 1997
  and $9,268 in 1996)............................................................................       20,920           22,945
Long-term venture capital investments, at fair value (cost $69,936 in 1997 and $46,651 in
  1996)..........................................................................................       87,384           59,872
Long-term investments, at cost...................................................................       15,977           15,996
Timber operations:
    Timber equipment and facilities (net of accumulated depreciation of $933 in 1997)............       20,645           11,852
    Deferred timber development costs (net of accumulated amortization of $925 in 1997)..........       19,449           25,713
    Timber inventory.............................................................................        6,245            1,406
Building (net of accumulated amortization of $347 in 1997).......................................       22,675           22,340
Furniture, equipment, and leasehold improvements (net of accumulated depreciation and
  amortization of $8,021 in 1997 and $13,293 in 1996)............................................       14,811           14,368
Loans to bank customers..........................................................................        7,045            6,632
Dealer advances (net of accumulated amortization of $14,895 in 1997 and $8,613 in 1996)..........       39,623           34,293
Other noncurrent assets..........................................................................       22,833           19,999
                                                                                                      --------         --------
        Total noncurrent assets..................................................................      393,068          353,898
                                                                                                      --------         --------
                                                                                                     $ 613,376         $493,212
                                                                                                      ========         ========
                                              LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold.................................................................    $  12,259         $  8,996
Accounts payable.................................................................................       28,174           25,633
Accrued expenses.................................................................................       40,553           24,751
Customer deposits................................................................................       30,218           15,328
Payable for securities purchased.................................................................       27,441            2,040
Short-term borrowings-banking activities.........................................................        6,054            5,573
Accrued income taxes.............................................................................        7,891            1,690
Current portion of notes payable.................................................................       16,284           10,002
                                                                                                      --------         --------
        Total current liabilities................................................................      168,874           94,013
                                                                                                      --------         --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion............................................................      152,453          149,500
Deferred income taxes, net.......................................................................       28,848           25,569
                                                                                                      --------         --------
        Total noncurrent liabilities.............................................................      181,301          175,069
                                                                                                      --------         --------
        Total liabilities........................................................................      350,175          269,082
                                                                                                      --------         --------
Minority interest................................................................................       85,144           61,657
                                                                                                      --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $.10 par value; authorized 60,000,000 shares; issued 25,199,365 shares in 1997
     and 25,013,763 shares in 1996...............................................................        2,520            2,501
    Paid-in capital..............................................................................       14,764           11,450
    Retained earnings............................................................................      166,718          152,457
    Cumulative translation adjustment............................................................       (1,076)              --
    Treasury stock at cost, 1,555 shares in 1997 and 910 shares in 1996..........................          (26)             (16)
                                                                                                      --------         --------
                                                                                                       182,900          166,392
    Less -- Deferred cost of restricted common stock issued......................................       (4,843)          (3,919)
                                                                                                      --------         --------
        Total stockholders' equity...............................................................      178,057          162,473
                                                                                                      --------         --------
                                                                                                     $ 613,376         $493,212
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                        ---------------------------     ---------------------------
                                           1997            1996            1997            1996
                                        -----------     -----------     -----------     -----------
Revenues and sales:
     Investment management fees.......  $    32,994     $    22,471     $    88,511     $    62,740
     Underwriting commissions and
       distribution fees..............        5,952           4,231          17,186          12,417
     Shareholder services fees........        7,357           6,379          20,719          18,756
     Income from brokerage
       activities.....................       15,670             339          26,112           1,502
     Securities and interest income --
       banking activities.............        3,891           4,854           8,943          11,367
     Trustee fees and other income....        3,870           3,270          14,711          10,389
                                         ----------      ----------      ----------      ----------
     Revenues from financial services
       businesses.....................       69,734          41,544         176,182         117,171
     Gold sales.......................       23,451          20,956          61,911          58,715
     Timber sales.....................        4,667              --           8,934              --
                                         ----------      ----------      ----------      ----------
          Total revenues and sales....       97,852          62,500         247,027         175,886
                                         ----------      ----------      ----------      ----------
Costs and expenses:
     Management, distribution,
       shareholder service and
       administrative expenses........       48,814          33,187         135,127          92,817
     Interest expense -- banking
       activities.....................        1,633           1,671           5,242           3,912
     Gold mining operating costs and
       expenses.......................       23,514          18,791          63,430          52,944
     Timber operating costs and
       expenses.......................        5,325             200          10,426             578
                                         ----------      ----------      ----------      ----------
          Total costs and expenses....       79,286          53,849         214,225         150,251
                                         ----------      ----------      ----------      ----------
Other (income) expense:
     Unrealized and realized gains on
       venture capital and marketable
       securities investments, net....       (6,417)           (613)        (22,726)           (975)
     Interest expense.................        3,434             996           7,961           2,154
     Other, net.......................          278             100             537             945
                                         ----------      ----------      ----------      ----------
          Total other (income)
            expense...................       (2,705)            483         (14,228)          2,124
                                         ----------      ----------      ----------      ----------
Income before provision for federal,
  state and foreign income taxes and
  minority interest...................       21,271           8,168          47,030          23,511
                                         ----------      ----------      ----------      ----------
Provision for federal, state and
  foreign income taxes................        8,430           2,826          20,233           8,634
                                         ----------      ----------      ----------      ----------
Income before minority interest.......       12,841           5,342          26,797          14,877
                                         ----------      ----------      ----------      ----------
Minority interest.....................        3,319             251           4,991           1,152
                                         ----------      ----------      ----------      ----------
Net income............................  $     9,522     $     5,091     $    21,806     $    13,725
                                         ==========      ==========      ==========      ==========
Earnings per share....................  $      0.37     $      0.20     $      0.85     $      0.54
                                         ==========      ==========      ==========      ==========
Dividends per share...................  $      0.10     $      0.10     $      0.30     $      0.30
                                         ==========      ==========      ==========      ==========
Weighted average common and common
  equivalent shares outstanding.......   25,688,000      25,470,000      25,589,000      25,462,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        NINE MONTHS
                                                                                           ENDED
                                                                                       SEPTEMBER 30,
                                                                                   ---------------------
                                                                                     1997         1996
                                                                                   --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................................  $ 21,806     $ 13,725
                                                                                   --------     --------
    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization...........................................    29,779       20,975
         Unrealized and realized gains on venture capital and marketable
          securities, net........................................................   (22,726)        (975)
         Provision on other investments..........................................     1,241          161
         Restricted stock plan expense...........................................     1,427        1,114
         Deferred income taxes...................................................     3,279       11,602
         Minority interest.......................................................     4,991        1,152
    Changes in operating assets and liabilities:
         Investments in marketable securities, net...............................   (16,503)       2,854
         Receivable from securities brokers and dealers for sales of mutual fund
          shares.................................................................    (3,222)       3,707
         Receivables for securities sold.........................................   (29,651)          --
         Receivables for gold shipments..........................................      (362)       1,604
         Receivables from Pioneer Family of Mutual Funds and other...............    (6,659)     (20,998)
         Mining inventory........................................................       797       (7,282)
         Other current assets....................................................       (76)      (5,573)
         Other noncurrent assets.................................................    (2,181)      (2,541)
         Payable to funds for shares sold........................................     3,263       (3,665)
         Accrued expenses and accounts payable...................................    18,343       34,554
         Payable for securities purchased........................................    25,401           --
         Accrued income taxes....................................................     6,316         (744)
                                                                                   --------     --------
             Total adjustments...................................................    13,457       35,945
                                                                                   --------     --------
             Net cash provided by operating activities...........................    35,263       49,670
                                                                                   --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining equipment and facilities..................................    (3,162)     (53,577)
    Deferred mining development costs............................................    (9,605)      (1,602)
    Additions to furniture, equipment and leasehold improvements.................    (4,504)      (3,825)
    Building.....................................................................      (682)      (9,891)
    Long-term venture capital investments........................................   (23,900)      (8,665)
    Proceeds from sale of long-term venture capital investments..................     4,766        4,588
    Loans to banks and customers.................................................      (413)          --
    Deferred timber development costs............................................     6,094         (896)
    Timber equipment and facilities..............................................    (8,793)      (6,015)
    Timber inventory.............................................................    (4,839)        (412)
    Other investments............................................................    (4,041)      (4,529)
    Proceeds from sales of other investments.....................................     1,732           --
    Cost of acquisition in excess of net assets acquired.........................       (87)        (662)
    Long-term investments........................................................    (3,562)      (2,193)
    Proceeds from sale of long-term investments..................................    12,779        6,176
                                                                                   --------     --------
         Net cash used in investing activities...................................   (38,217)     (81,503)
                                                                                   --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid...............................................................    (7,545)      (7,485)
    Distributions to minority interest holders...................................        --         (354)
    Distributions to limited partners of venture capital subsidiary..............       (94)         (23)
    Exercise of stock options....................................................       467          254
    Restricted stock plan award..................................................        10           84
    Employee stock purchase plan.................................................       380          377
    Dealer advances..............................................................   (11,612)     (19,901)
    Customer deposits............................................................    14,890           --
    Short term borrowings-banking activities, net................................       481           --
    Amounts raised by venture capital investment partnerships....................    19,597        7,218
    Borrowings...................................................................    37,625      145,206
    Repayments of notes payable..................................................   (28,390)     (80,534)
    Reclassification of restricted cash..........................................    (1,827)          --
                                                                                   --------     --------
         Net cash provided by financing activities...............................    23,982       44,842
                                                                                   --------     --------
Net increase in cash and cash equivalents........................................    21,028       13,009
Cash and cash equivalents at beginning of period.................................    30,813       27,809
                                                                                   --------     --------
Cash and cash equivalents at end of period.......................................  $ 51,841     $ 40,818
                                                                                   ========     ========

The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

NOTE 1 -- NATURE OF OPERATIONS AND ORGANIZATION

     The Pioneer Group, Inc., and its subsidiaries (collectively, the "Company"), are engaged in financial services businesses in the United States and several foreign countries and in a number of natural resource development projects, including a gold mining operation in the Republic of Ghana and three timber ventures in the Russian Far East.

     In the United States, the Company conducts four lines of financial services businesses: (i) Pioneering Management Corporation ("PMC") serves as investment manager to the 33 U.S. registered investment companies in the Pioneer Family of Mutual Funds and several institutional accounts, (ii) Pioneer Funds Distributor, Inc. ("PFD") serves as distributor of shares of the Pioneer Family of Mutual Funds, (iii) Pioneer Capital Corporation ("PCC"), and its subsidiaries, engage in venture capital investing and management activities, and (iv) Pioneering Services Corporation serves as shareholder servicing agent for the Pioneer Family of Mutual Funds.

     The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of four mutual funds, owns 50% of a unitholder servicing agent, manages an institutional venture capital fund, and owns a majority interest in a brokerage operation, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services six offshore investment funds, sold primarily in Western Europe, and (iii) Moscow, Russia, where the Company provides financial services, including banking, investment advisory, investment banking and brokerage and transfer agency services, distributes shares of, manages, and services, Pioneer First, one of the first open-end mutual funds available to Russian citizens, and where the Company owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment operations in the Czech Republic and has invested in investment management operations in India and Taiwan.

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

     The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. The Company also participates in several natural resource development ventures in Russia, including a timber production project in the Russian Far East, in which the Company has a 95% direct interest and a majority-owned gold mining project also in the Russian Far East.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

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

     Income taxes paid were $10,874,000 and $515,000 for the nine months ended September 30, 1997, and September 30, 1996, respectively. In addition, interest paid was $10,231,000 for the nine months ended September 30, 1997, and $4,631,000 for the nine months ended September 30, 1996. Included in these interest paid amounts was $1,353,000 for the nine months ended September 30, 1997, that was capitalized related to TGL's mining Phase III expansion operations and $2,307,000 for the nine months ended September 30, 1996, that was capitalized related to the development of the Company's building in progress and Russian timber operations.

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

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at September 30, 1997, was approximately $16 million. As of October 31, 1997, the value of these securities (based on market quotations if available) was approximately $104 million, which represents an increase of approximately $88 million. The Company's pre-tax interest in this increase, at 51%, would be approximately $45 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at September 30, 1997, was approximately $3 million, $23 million and $6 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $88 million described above) would be reflected in long term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

NOTE 3 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1997              1996
                                                              -------------     ------------
                                                                  (DOLLARS IN THOUSANDS)
        Gold-in-process.....................................     $ 2,474          $  1,658
        Materials and supplies..............................      20,231            21,844
                                                                 -------           -------
                                                                 $22,705          $ 23,502
                                                                 =======           =======

NOTE 4 -- MINING EQUIPMENT

                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                  1997              1996
                                                              -------------     ------------
                                                                  (DOLLARS IN THOUSANDS)
        Mobile mine equipment...............................    $  63,767         $ 62,177
        Crusher.............................................       49,866           22,550
        Processing plant and laboratory.....................        5,149            5,040
        Leach pads and ponds................................       25,775           19,318
        Building and civil works............................       12,657           10,813
        Office furniture and equipment......................        1,951            1,798
        Motor vehicles......................................        3,220            2,307
        Construction in progress............................        2,374           37,937
        Other assets........................................        2,327            2,010
                                                                 --------         --------
                                                                  167,086          163,950
             Less:  accumulated depreciation................      (70,016)         (56,143)
                                                                 --------         --------
        Total mining equipment..............................    $  97,070         $107,807
                                                                 ========         ========

NOTE 5 -- INCOME TAXES

     The Company follows the accounting and disclosure rules specified by Statement of Financial Accounting Standards ("SFAS No. 109") "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Deferred tax assets consist principally of deferred interest on loans to Forest-Starma (the Company's Russian timber venture), non-qualified pension expense, and deferred rent expense. Deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

NOTE 6 -- STOCK PLANS

     The Company records stock compensation in accordance with APB 25. The Company has a Stock Incentive Plan (the "1997 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 1,500,000 shares of the Company's common stock may be awarded to participants under the 1997 Plan. Under the 1997 Plan, the Company may grant restricted stock, stock options and other stock based awards. The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The 1997 Plan expires in February 2007. The Company's 1995 Restricted Stock Plan (the "1995 Plan") and 1988 Stock Option Plan (the "1988 Option Plan") were terminated upon the approval of the 1997 Plan by the stockholders of the Company on May 20, 1997. The Company's 1990 Restricted Stock Plan (the "1990

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

Plan") expired in January 1995. The 1997 Plan, 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

     Restricted stock is granted at a price to be determined by the Board of Directors, generally $.10 per share. The following tables summarize restricted stock plan activity for the Plans during the first nine months of 1997.

                                                               UNVESTED SHARES
                                            -----------------------------------------------------
                                            1997 PLAN      1995 PLAN      1990 PLAN       TOTAL
                                            ----------     ----------     ----------     --------
        Balance at 12/31/96...........            --          69,680         259,841      329,521
             Awarded..................        25,355         132,090              --      157,445
             Vested...................            --            (240)       (123,682)    (123,922)
             Forfeited................            --          (7,480)        (30,095)     (37,575)
                                              ------         -------        --------     --------
        Balance at 9/30/97............        25,355         194,050         106,064      325,469
                                              ======         =======        ========     ========

                                                                 VESTED SHARES
                                             -----------------------------------------------------
                                             1997 PLAN      1995 PLAN      1990 PLAN       TOTAL
                                             ----------     ----------     ----------     --------
        Balance at 12/31/96............            --           10,089        485,658      495,747
             Vested....................            --              240        123,682      123,922
                                              -------           ------        -------      -------
        Balance at 9/30/97.............            --           10,329        609,340      619,669
                                              =======           ======        =======      =======

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

     The following table summarizes all stock option activity since December 31, 1994.

                                                                            WEIGHTED AVERAGE
                                                             NUMBER OF       EXERCISE PRICE
                                                               SHARES          PER SHARE
                                                             ----------     ----------------
        Outstanding at December 31, 1994...................   1,794,500          $ 7.35
             Granted.......................................     207,500           27.48
             Exercised.....................................     (25,000)           6.03
                                                              ---------          ------
        Outstanding at December 31, 1995...................   1,977,000          $ 9.30
             Granted.......................................     268,500           24.88
             Exercised.....................................     (80,000)           6.34
                                                              ---------          ------
        Outstanding at December 31, 1996...................   2,165,500          $11.50
             Granted.......................................      17,500           22.88
             Forfeited.....................................     (26,500)          19.24
             Exercised.....................................     (46,000)           9.87
                                                              ---------          ------
        Outstanding at September 30, 1997..................   2,110,500          $11.54
                                                              =========          ======
        Exercisable at September 30, 1997..................   1,453,100          $ 7.05
                                                              =========          ======

     In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan") which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1996 and 1995, the Company issued 33,433 shares and 18,228 shares under the 1995 Purchase Plan, respectively. Through September 30, 1997, the Company issued 16,845 shares under the 1995 plan in 1997.

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

NOTE 7 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD"), is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $3,809,613 at September 30, 1997, which exceeded required net capital of $1,111,810 by $2,697,803. The ratio of aggregate indebtedness to net capital at September 30, 1997, was 4.38 to 1.

     PFD is exempt from the reserve requirements of Rule 15c3-3, since its broker-dealer transactions are limited to the purchase, sale and redemption of redeemable securities of registered investment companies. All customer funds are promptly transmitted and all securities received in connection with activities as a broker-

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

dealer are promptly delivered. PFD does not otherwise hold funds or securities for, or owe money or securities to, customers.

NOTE 8 -- BENEFIT PLANS

     The Company and its subsidiaries have two defined contribution benefit plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under section 401 of the Internal Revenue Code. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both the retirement benefit and the savings and investment plans. The Company's expenses under the Benefit Plans were $2,297,000 for the nine months ended September 30, 1997, and $1,858,000 for the nine months ended September 30, 1996.

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

NOTE 9 -- RELATED PARTY TRANSACTIONS

     Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer Family of Mutual Funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $86,442,000 for the nine months ended September 30, 1997, and $59,215,000 for the nine months ended September 30, 1996. Underwriting commissions and distribution fees earned from the sales of mutual funds shares were approximately $17,186,000 for the nine months ended September 30, 1997, and $12,417,000 for the nine months ended September 30, 1996, respectively. Shareholder services fees earned from the mutual funds were approximately $20,719,000 for the nine months ended September 30, 1997, and $18,756,000 for the nine months ended September 30, 1996.

     Within the Pioneer mutual funds, total revenues from Pioneer II were approximately $37,812,000 for the nine months ended September 30, 1997, and $23,847,000 for the nine months ended September 30, 1996.

     Certain partners of Hale and Dorr, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr for legal services were $506,000 for the nine months ended September 30, 1997, and $1,171,000 for the nine months ended September 30, 1996.

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

     U.S. rental expense was approximately $2,694,000 for the nine months ended September 30, 1997, and $2,207,000 for the nine months ended September 30, 1996. Future minimum payments under the leases amount to approximately $949,000 for the last three months of 1997, $4,038,000 in 1998, $4,177,000 in 1999,
$4,049,000 in 2000, $4,143,000 in 2001, $1,306,000 in 2002 and $1,061,000
thereafter. These future minimum payments include estimated annual operating and tax expenses of approximately $419,000 in the last three months of 1997, and $1,740,000 thereafter.

     The Company is contingently liable to the Investment Company Institute Mutual Insurance Company for unanticipated expenses or losses in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

     At September 30, 1997, the Company was committed to additional capital contributions of $1.2 million to Pioneer Poland U.S. L.P. and $1.2 million to Pioneer Poland U.K. L.P.. These contributions are due upon call by Management as prior contributions become 80% invested. At September 30, 1997, the Company was

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

committed to additional capital contributions of $1.7 million to Pioneer Ventures Limited Partnership II, a U.S. venture capital fund.

NOTE 11 -- NOTES PAYABLE

     Notes payable of the Company consists of the following:

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1997              1996
                                                                    -------------     -------------
                                                                        (DOLLARS IN THOUSANDS)
Revolving Credit Agreement........................................    $  82,500         $  87,500
Senior note payable to a commercial lender, principal payable on
  August 1, 2004, interest payable at 7.95%.......................       20,000
Preferred shares financing related to the Russian investment operations, principal payable in three annual installments of
  $2,000,000 through 1998, interest payable at 5%.................        2,000             4,000
Small Business Administration ("SBA") financing, notes payable to a bank, interest payable semi-annually at rates ranging from
  6.12% to 9.8%, principal due in 1998 through 2003...............        4,950             4,950
Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, interest payable at 5.77%, secured by
  equipment.......................................................           --               812
Note payable to a bank, interest payable quarterly at the three month LIBOR rate plus 6%, principal due in eight quarterly installments through January, 1999, secured by lease rental
  payments and proceeds from insurance policies...................        2,225                --
Notes payable to a bank, guaranteed by the Company, principal payable in semi-annual installments of $214,000 through November
  30, 1999, no interest payable, secured by equipment.............        1,072             1,286
Note payable to a bank, guaranteed by the Swedish Exports Credits
  Guarantee Board, principal payable in semi-annual installments of $1,415,000 through January 31, 2002, interest payable at
  6.42%, secured by equipment.....................................       12,732            14,147
Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest
  payable at 7.85%, secured by equipment..........................        5,035             6,042
Note payable to a supplier, principal and interest payable in quarterly installments of $102,000 through April 15, 2001,
  interest payable at 7.85%, secured by equipment.................        1,316             1,535
Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest payable
  at 8.00%, secured by equipment..................................        4,273             5,128
Note payable to a supplier, principal payable in quarterly
  installments of $338,000 through September 15, 2001, interest
  payable at 8.25%, secured by equipment..........................        5,574             6,422
Note payable to a bank, guaranteed by OPIC, principal payable in twelve equal semi-annual installments of $1,583,000 commencing
  March 15, 1998, interest payable at a fixed rate of 6.37%.......       19,000            19,000

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1997              1996
                                                                    -------------     -------------
                                                                        (DOLLARS IN THOUSANDS)
Project financing, guaranteed by OPIC, payable in semi-annual installments of $620,000 through December 15, 2003, interest
  payable at a fixed rate of 7.20%................................        8,060             8,680
                                                                      ---------         ---------
                                                                        168,737           159,502
Less: Current portion.............................................      (16,284)          (10,002)
                                                                      ---------         ---------
                                                                      $ 152,453         $ 149,500
                                                                      =========         =========

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. See Note 14 below for further discussion on dealer advances. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at
(a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either .75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. The commitment fees were approximately $0.7 million. At September 30, 1997, the Company had borrowed $36 million under the B-share Revolver and $46.5 million under the Corporate Revolver. For the nine months ended September 30, 1997, and September 30, 1996, the weighted average interest rate on the borrowings under the Credit Facility and lines of credit outstanding was 8.0% and 7.1%, respectively.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of September 30, 1997, the Company was in compliance with all applicable covenants of the Credit Facility.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of September 30, 1997, the Company entered into six five-year interest rate swap agreements with a member of the Company's banking group which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from
 .75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $812,000 of interest expense on these swap agreement at September 30, 1997. The fair value of these agreements was approximately $2,101,000, at September 30, 1997, which amount represents the estimated amount the Company would be obligated to pay the commercial banks to terminate the agreements.

     In August 1997, the Company entered into an agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 7.95% per annum, have a maturity of seven

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

years. The restrictions and financial covenants under the Note Agreement are substantially similar to the restrictions and financial covenants under the Credit Facility. The Company used the proceeds of this financing to reduce the amount outstanding under the Corporate Revolver.

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. The loan is guaranteed by the Swedish Export Credits Board. As of September 30, 1997, TGL had drawn down SEK
93.8 million (or approximately $14.1 million), of which $1.4 million had been repaid.

     In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation, a wholly owned subsidiary of Caterpillar Inc. (collectively, "Caterpillar"), pursuant to which Caterpillar agreed, subject to the fulfillment of certain conditions, to provide a revolving credit facility of up to $21 million, subsequently increased to $23 million, to finance the purchase of Caterpillar and other mining equipment. The revolving facility is subject to renewal in May 1998. In the event the credit facility is not renewed at maturity, outstanding loan balances will continue to be repaid over a five year term. At September 30, 1997, Caterpillar had issued net disbursements, at TGL's request, for $16.2 million of such facility bearing interest at fixed rates ranging from 7.85% to 8.25%.

     In October 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing up to $19 million with respect to the Phase III expansion. Disbursements under this facility occurred in November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998, through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to such OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III Expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has agreed that if the percentage of gold proceeds that TGL must convert to Ghanaian cedis increases above a certain threshold, and, as a result of regulatory or other restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, the Company shall cover up to $10 million of such obligations. The Company insured 90% of this obligation in January 1997. In addition to third party financing facilities, to satisfy TGL's short term liquidity needs, the Company provided $4.25 million in bridge financing in the first nine months of 1997.

     Forest-Starma completed a $9.3 million project financing, guaranteed by OPIC, in July 1996, of which $8.1 million was outstanding at September 30, 1997. The underlying note is payable in thirteen remaining equal semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to OPIC's guarantee, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be repaid on this third party financing leaving a $7.4 million outstanding balance.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

     During the second half of 1996, Forest-Starma applied for $6.5 million in additional OPIC financing for an expansion planned in 1997. These funds will offset, in part, the subordinated debt provided by the Company for the 1997 expansion.

     In December 1996, Pioneer Real Estate Advisors, Inc. ("PREA") entered into an agreement with a bank providing for a $2.6 million line of credit to finance property development activities in Russia. Advances under the line bear interest at the 3 month LIBOR rate plus 6%. The credit facility, which expires on January 5, 1999, provides for an arrangement fee of 0.25% of the total commitment and a commitment fee of 0.50% of the unused portion of the line. Total net drawdowns at September 30, 1997, amounted to $2.2 million.

     Maturities of notes payable at September 30, 1997, for each of the next five years and thereafter are as follows (dollars in thousands):

        10/1/97-9/30/98...................................................  $ 16,284
        10/1/98-9/30/99...................................................    12,796
        10/1/99-9/30/00...................................................    11,654
        10/1/00-9/30/01...................................................    59,489
        10/1/01-9/30/02...................................................     5,989
        Thereafter........................................................    62,525
                                                                            --------
                                                                            $168,737
                                                                            ========

NOTE 12 -- MAJOR CUSTOMERS AND EXPORT SALES

     During the nine months ended September 30, 1997, gold sales aggregated $61.9 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $30.3 million and $30.0 million of total gold sales, respectively, representing 97% of such total gold sales.

     During the nine months ended September 30, 1996, gold sales aggregated $58.7 million. During this period, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $26.2 million and $32.5 million of total gold sales, respectively, representing 100% of such total gold sales.

NOTE 13 -- ACQUISITIONS

     Cost in excess of net assets acquired, net, as reflected in the accompanying consolidated balance sheets, consists of the following:

                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1997              1996
                                                             -------------     ------------
                                                                 (DOLLARS IN THOUSANDS)
        Mutual of Omaha Fund Management Company............     $17,060          $ 18,649
        Russian investment operations......................       2,236             2,458
        Gold mining operations.............................       1,311             1,592
        Polish brokerage operations........................         313               246
                                                                -------           -------
                                                                $20,920          $ 22,945
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

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

     The Company capitalizes and amortizes Class B share dealer advances for financial statement purposes over periods which range from three to six years depending on the participating Fund. The Company capitalizes and amortizes Class C share dealer advances for financial statement purposes over a twelve month period. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution and service fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly. For the nine months ended September 30, 1997, and September 30, 1996, the Company paid dealer advances in the amount of $15.5 million and $20.4 million, respectively.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

NOTE 15 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) before income taxes and minority interest by business segment, excluding intersegment transactions, were as follows:

                                                MUTUAL FUND
                                               UNDERWRITING,
                         INVESTMENT              BROKERAGE                                         VENTURE CAPITAL       SHAREHOLDER
                         MANAGEMENT              AND OTHER                   BANKING                 INVESTMENTS           SERVICES
                     ------------------    ----------------------      --------------------      --------------------      -------
 NINE MONTHS ENDED   9/30/97    9/30/96    9/30/97       9/30/96       9/30/97      9/30/96      9/30/97      9/30/96      9/30/97
-------------------- -------    -------    --------      --------      -------      -------      -------      -------      -------
                                                                (DOLLARS IN THOUSANDS)
Revenues & Sales.... $90,202    $65,890    $ 54,084      $ 18,830      $ 8,943      $11,367      $ 1,697      $ 1,978      $21,256
                     =======    =======    ========      ========      =======      =======      =======      =======      =======
Income (Loss)
 Before Income Taxes
 & Minority
 Interest........... $64,714    $38,563    $(16,539)(1)  $(23,601)(1)  $  (132)(2)  $ 5,593(2)   $ 6,774(3)   $(2,315)(3)  $ 2,317
                     =======    =======    ========      ========      =======      =======      =======      =======      =======
Depreciation &
 Amortization....... $ 1,825    $ 1,372    $ 11,792      $  7,354      $   105      $    46      $   101      $    91      $ 1,219
                     =======    =======    ========      ========      =======      =======      =======      =======      =======
Capital
 Expenditures....... $ 1,034    $   718    $  3,149      $ 11,608      $   133      $   259      $    50      $    37      $   771
                     =======    =======    ========      ========      =======      =======      =======      =======      =======
Identifiable Assets
 at Quarter End..... $86,082    $80,544    $166,698      $ 88,541      $51,642      $25,552      $98,927      $63,855      $ 7,773
                     =======    =======    ========      ========      =======      =======      =======      =======      =======


                                      GOLD MINING                   TIMBER                    OTHER               CONSOLIDATED

                                 ----------------------      --------------------      -------------------    --------------------

 NINE MONTHS ENDED    9/30/96    9/30/97       9/30/96       9/30/97      9/30/96      9/30/97      9/30/96   9/30/97     9/30/96
--------------------  -------    --------      --------      -------      -------      -------      ------    --------    --------

Revenues & Sales....  $19,106    $ 61,911      $ 58,715      $ 8,934      $     0      $     0      $    0    $247,027    $175,886
                      =======    ========      ========      =======      =======      =======      ======    ========    ========

Income (Loss)
 Before Income Taxes
 & Minority
 Interest...........  $ 1,756    $ (3,982)(4)  $  5,038(4)   $(3,685)(5)  $  (578)(5)  $(2,437)(6)  $ (945)   $ 47,030    $ 23,511
                      =======    ========      ========      =======      =======      =======      ======    ========    ========

Depreciation &
 Amortization.......  $ 1,656    $ 16,069      $ 11,486      $    94      $     0      $     1      $   84    $ 31,206    $ 22,089
                      =======    ========      ========      =======      =======      =======      ======    ========    ========

Capital
 Expenditures.......  $ 1,094    $  3,162      $ 53,577      $ 8,793      $ 6,015      $    49      $    0    $ 17,141    $ 73,308
                      =======    ========      ========      =======      =======      =======      ======    ========    ========

Identifiable Assets
 at Quarter End.....  $ 8,438    $145,673      $129,652      $52,096      $42,182      $ 4,485      $2,786    $613,376    $441,550
                      =======    ========      ========      =======      =======      =======      ======    ========    ========


---------------
(1) Net of interest expense of approximately $2,321 for the nine months ended September 30, 1997, and $1,734 for the nine months ended September 30, 1996.

(2) Net of interest expense of approximately $5,242 for the nine months ended September 30, 1997, and $3,912 for the nine months ended September 30, 1996.

(3) Net of interest expense of approximately $301 for the nine months ended September 30, 1997, and $302 for the nine months ended September 30, 1996.

(4) Net of interest expense of approximately $1,769 for the nine months ended September 30, 1997, and $118 for the nine months ended September 30, 1996.

(5) Net of interest expense of $2,016 for the nine months ended September 30, 1997.

(6) Net of unallocated interest expense of $1,554 for the nine months ended September 30, 1997. The remaining expenses are related to the Company's other natural resources businesses in Russia.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1997

     The following table details for the investment management business segment and mutual fund underwriting, brokerage and other business segment, total revenues and income (loss) before income taxes and minority interest by geographical region, excluding intersegment transactions (dollars in thousands):

INVESTMENT MANAGEMENT

                             EASTERN EUROPE &
                                  RUSSIA              UNITED STATES                CONSOLIDATED
                            ------------------    ----------------------      ----------------------
    NINE MONTHS ENDED       9/30/97    9/30/96    9/30/97       9/30/96       9/30/97       9/30/96
--------------------------  -------    -------    --------      --------      --------      --------
Revenues and Sales........  $ 9,548    $ 8,970    $ 80,654      $ 56,920      $ 90,202      $ 65,890
                            =======    =======    ========      ========      ========      ========
Income (loss) before
  income taxes and
  minority interest.......  $ 9,918    $ 3,118    $ 54,796      $ 35,445      $ 64,714      $ 38,563
                            =======    =======    ========      ========      ========      ========
Depreciation and
  Amortization............  $   271    $   152    $  1,554      $  1,220      $  1,825      $  1,372
                            =======    =======    ========      ========      ========      ========
Capital Expenditures......  $   225    $    60    $    809      $    658      $  1,034      $    718
                            =======    =======    ========      ========      ========      ========
Identifiable assets at
  quarter end.............  $49,957    $44,827    $ 36,125      $ 35,717      $ 86,082      $ 80,544
                            =======    =======    ========      ========      ========      ========

MUTUAL FUND UNDERWRITING, BROKERAGE AND OTHER

                          EASTERN EUROPE &
                               RUSSIA               UNITED STATES                 CONSOLIDATED
                         ------------------    -----------------------       -----------------------
   NINE MONTHS ENDED     9/30/97    9/30/96    9/30/97        9/30/96        9/30/97        9/30/96
-----------------------  -------    -------    --------       --------       --------       --------
Revenues and Sales.....  $33,127    $ 3,230    $ 20,957       $ 15,600       $ 54,084       $ 18,830
                         =======    =======    ========       ========       ========       ========
Income (loss) before
  income taxes and
  minority interest....  $ 4,712    $(4,872)   $(21,251)(1)   $(18,729)(1)   $(16,539)(1)   $(23,601)(1)
                         =======    =======    ========       ========       ========       ========
Depreciation and
  Amortization.........  $   410    $    37    $ 11,382       $  7,317       $ 11,792       $  7,354
                         =======    =======    ========       ========       ========       ========
Capital Expenditures...  $ 1,313    $10,476    $  1,836       $  1,132       $  3,149       $ 11,608
                         =======    =======    ========       ========       ========       ========
Identifiable assets at
  quarter end..........  $66,108    $19,236    $100,590       $ 69,305       $166,698       $ 88,541
                         =======    =======    ========       ========       ========       ========

---------------
(1) Net of interest expense of approximately $2,321 for the nine months ended September 30, 1997 and $1,734 for the nine months ended September 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             SUMMARY OF OPERATIONS

     The Pioneer Group, Inc. (the "Company") reported third quarter 1997 earnings of 37 cents per share, 17 cents higher than earnings in the third quarter of 1996. The Company had gross revenues and net income of $97.9 million and $9.5 million, respectively, in the third quarter of 1997, compared to $62.5 million and $5.1 million, respectively, in the third quarter of 1996. For the nine months ended September 30, 1997, the Company reported earnings of 85 cents per share, 31 cents higher than earnings in the nine months ended September 30, 1996. The Company had gross revenues and net income of $247 million and $21.8 million, respectively, for the nine months ended September 30, 1997, compared to $175.9 million and $13.7 million, respectively, for the nine months ended September 30, 1996.

     The table details earnings by business segment for the third quarter of 1997 versus the third quarter of 1996.

                        THIRD QUARTER EARNINGS PER SHARE

                                                                              DIFFERENCE:
                         BUSINESS SEGMENT                   1997     1996     INCR./(DECR.)
        --------------------------------------------------  ----     ----     ------------
        Domestic mutual fund..............................   37c      18c          19c
        Venture capital:
          U.S. ...........................................    1       --            1
          Eastern Europe..................................   (1)       3           (4)
        Russian financial services........................   16        1           15
        Polish financial services.........................    2       --            2
        Czech Republic mutual fund........................   (1)      (5)           4
        Real estate services..............................   (3)      --           (3)
                                                            ---      ---          ---
             Worldwide financial services.................   51       17           34
                                                            ---      ---          ---
        Gold mining.......................................   (4)       4           (8)
        Russian timber....................................   (6)      (1)          (5)
        Other.............................................   (4)      --           (4)
                                                            ---      ---          ---
                  Total...................................   37c      20c          17c
                                                            ===      ===          ===

     The Company's earnings from its worldwide financial services businesses of 51 cents per share in the third quarter of 1997 increased by 34 cents over the third quarter of 1996, principally as a result of increased earnings of 19 cents from domestic mutual fund operations (primarily from higher management fees) and 15 cents from Russian financial services operations (primarily from brokerage activities). These higher earnings were partially offset by lower earnings from the Company's gold mining operations, which consist of its wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), PGL's 90% owned subsidiary, Teberebie Goldfields Limited ("TGL"), and Closed Joint-Stock Company, "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's majority owned Russian subsidiary. Gold mining operations reported losses of 4 cents per share in the third quarter of 1997 compared to earnings of 4 cents per share in the third quarter of 1996, principally reflecting lower gold prices and increased exploration costs. TGL's operations broke even in the third quarter of 1997 versus earnings of 5 cents per share in the third quarter of 1996. The Company incurred 4 cents per share of exploration costs in the third quarter of 1997 compared to 1 cent per share of costs in the comparable 1996 quarter. The Company's Russian Far East timber operation, Closed Joint-Stock Company "Forest-Starma," which commenced commercial operations on January 1, 1997, reported losses of 6 cents per share for the quarter.

     The table details earnings by business segment for the nine months ended September 30, 1997, versus the nine months ended September 30, 1996.

                         NINE-MONTH EARNINGS PER SHARE

                                                                              DIFFERENCE:
                      BUSINESS SEGMENT                  1997       1996      INCR./(DECR.)
        ---------------------------------------------  ------     ------     -------------
        Domestic mutual fund.........................  $ 0.90     $ 0.47        $  0.43
        Venture capital:
          U.S. ......................................    0.13         --           0.13
          Eastern Europe.............................   (0.03)        --          (0.03)
        Russian financial services...................    0.19       0.07           0.12
        Polish financial services....................    0.04      (0.01)          0.05
        Czech Republic mutual fund...................   (0.04)     (0.06)          0.02
        Real estate services.........................   (0.04)        --          (0.04)
                                                       ------     ------        -------
             Worldwide financial services............    1.15       0.47           0.68
                                                       ------     ------        -------
        Gold mining..................................   (0.11)      0.11          (0.22)
        Russian timber...............................   (0.13)     (0.02)         (0.11)
        Other........................................   (0.06)     (0.02)         (0.04)
                                                       ------     ------        -------
                  Total..............................  $ 0.85     $ 0.54        $  0.31
                                                       ======     ======        =======

     The Company's earnings from its worldwide financial services businesses of $1.15 per share in the first nine months of 1997 increased by 68 cents over the comparable period in 1996, principally as a result of a significant increase in earnings of 43 cents from domestic mutual fund operations, primarily from higher management fees. In addition, the Company had increased earnings of 13 cents per share from U.S. venture capital operations, principally from significant gains recorded in the first half of 1997 from one of the Company's portfolio companies, and 12 cents from Russian financial services operations, principally from brokerage activities. These higher earnings were partially offset by lower earnings from the Company's gold mining operations which reported losses of 11 cents per share in the first nine months of 1997 compared to earnings of 11 cents per share in the first nine months of 1996 and increased losses of 11 cents per share from the Company's timber operations.

                         FINANCIAL SERVICES BUSINESSES

RESULTS OF OPERATIONS

     Revenues. The Company's worldwide financial services businesses have three principal sources of revenues: fees from managing the 33 U. S. registered investment companies (mutual funds) in the Pioneer Family of Mutual Funds and institutional accounts, fees from underwriting and distribution of mutual fund shares, and fees from acting as mutual fund shareholder servicing agent. The Company earns similar revenues from its international investment operations in Poland, Russia, Ireland, and the Czech Republic, and from its joint venture in India. The Company also earns securities and interest income from Pioneer Bank in Russia, in which the Company has a 57.7% interest, and revenues from Russian brokerage operations.

     Revenues from the worldwide financial services businesses of $69.7 million and $176.2 million for the third quarter and nine months ended September 30, 1997, respectively, were $28.2 million, or 68%, and $59 million, or 50%, higher than revenues earned in the comparable 1996 periods as a result of increases discussed below.

     Management fees of $33 million and $88.5 million for the third quarter and nine months ended September 30, 1997, respectively, were $10.5 million, or 47%, and $25.8 million, or 41%, higher than management fees in the comparable 1996 periods. Substantially all of the increases resulted from higher management fees earned from the Company's U.S. registered mutual funds. These increases in management fees resulted from: (i) an increase in assets from strong U.S. stock market performance; and (ii) a management fee rate increase for two of the Company's largest U.S. registered mutual funds effective in the second quarter of 1996.

     Worldwide assets under management were $21.4 billion at September 30, 1997, compared to $17 billion at December 31, 1996, and $15.9 billion at September 30, 1996.

     Distribution fees and underwriting commissions of nearly $6 million in the third quarter of 1997 were $1.7 million, or 41%, higher than comparable fees and commissions earned in the third quarter of 1996. Distribution fees increased by $1.5 million as a result of the increase in average assets under management of the Company's mutual funds which offer back-end load shares. In the third quarter of 1997, the Company had U.S. registered mutual fund sales (including reinvested dividends) of $743 million and net sales of $69 million compared to sales of $558 million and net sales of $229 million in the third quarter of 1996.

     For the nine months ended September 30, 1997, distribution fees and underwriting commissions of $17.2 million were $4.8 million, or 38%, higher than comparable fees and commissions earned in the comparable 1996 period. Distribution fees increased by $4.1 million as a result of the increase in average assets under management of the Company's mutual funds which offer back-end load shares. In the first nine months of 1997, the Company had U.S. registered mutual fund sales (including reinvested dividends) of $2.1 billion, matching the comparable prior year period, and net sales of $368 million compared to net sales of $1 billion in the first nine months of 1996. Sales of the Company's Polish mutual funds were $186 million in the first nine months of 1997 versus $123 million in the first nine months of 1996. Underwriting commissions of $1.9 million earned from these sales increased by $0.6 million in the first nine months of 1997.

     Shareholder services fees of $7.4 million and $20.7 million for the third quarter and nine months ended September 30, 1997, respectively, increased by $1 million, or 15%, and $2 million, or 10%, over the comparable 1996 periods, as a result of an increase in the number of shareholder accounts.

     The Company had revenues (principally commission income) of $15.7 million and $26.1 million for the third quarter and nine months ended September 30, 1997, respectively, from its brokerage activities, which are principally in Russia. These revenues were significantly higher than revenues of $0.3 million and $1.5 million, respectively, for the comparable 1996 periods. The Company has benefited from the record volume experienced in the Russian stock market in 1997.

     The Company reported securities and interest income from Pioneer Bank of approximately $3.9 million and $8.9 million in the third quarter and nine months ended September 30, 1997, respectively, compared to $4.9 million and $11.4 million in the third quarter and nine months ended September 30, 1996. These revenues are derived primarily from (i) interest earned on Russian government securities, (ii) realized and unrealized gains and losses on these securities and (iii) interest income from loans. Decreases in income principally reflect the impact of less favorable interest rates which affect the realized and unrealized gains earned on the Russian government securities.

     Trustee fees and all other income of $3.9 million in the third quarter of 1997 increased by $0.6 million over the third quarter of 1996. Revenues in this category of $14.7 million in the first nine months of 1997 increased by $4.3 million compared to the first nine months of 1996, almost all from rental income from a building owned by First Voucher Fund, the Russian voucher investment fund in which the Company owns a 51% interest.

     Costs and Expenses. Costs and expenses of the worldwide financial services businesses of $48.8 million in the third quarter of 1997 increased by $15.6 million, or 47%, over the third quarter 1996 level. Approximately one half of the increase resulted from expenses from the Company's Russian investment operations. An additional 20% of the increase reflected higher payroll costs in the domestic mutual fund business.

     Costs and expenses of the worldwide financial services businesses of $135.1 million in the first nine months of 1997 increased by $42.3 million, or 46%, over the level in the comparable 1996 period. Approximately 80% of the increase resulted from: (i) $24.5 million of higher expenses related to the Company's Russian investment operations, one half of which came from the brokerage business;

(ii) $7.4 million of higher payroll costs in the domestic mutual fund business; and (iii) $2.4 million in higher expenses associated with the amortization of Dealer Advances resulting from sales of back-end load mutual fund shares. These amortization expenses were more than offset by the increase in distribution fees of $4.1 million.

     Other Income and Expense. The Company's U.S. venture capital operations reported net venture capital investment portfolio gains (excluding operating expenses) of $1.7 million and $9.4 million in the third quarter and nine months ended September 30, 1997, respectively, compared to net losses of $0.1 million in the third quarter of 1996 and net gains of $0.5 million in the nine months ended September 30, 1996. Additionally, the Company reported net realized gains of $4.1 million and $12.2 million in the third quarter and nine months ended September 30, 1997, respectively, from investments sold by the Voucher Fund and other Russian venture capital investments compared to net realized gains of $0.7 million and $0.4 million in the respective 1996 periods.

     Interest expense of $3.4 million and $8 million in the third quarter and nine months ended September 30, 1997, respectively, increased by $2.4 million and $5.8 million over the comparable 1996 periods. The increases in both periods resulted from increased borrowings and from the Company ceasing to capitalize interest expenses related to projects that were completed in late 1996 or early 1997. These projects included the Russian timber project, the office building owned by the Voucher Fund and TGL's Phase III mine expansion.

     Taxes. The Company's effective tax rate for the worldwide financial services businesses was 37% in the third quarter of 1997 and 35% in the third quarter of 1996. Through September 30, 1997, the effective tax rate was 40% versus 37% in the first nine months of 1996. The 1996 results included significant tax exempt income associated with the Company's Russian bank.

LIQUIDITY AND CAPITAL RESOURCES

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At September 30, 1997, the Company served as trustee for $6.5 billion of qualified plan assets and the ratio of net worth to qualified assets was 2.8%. The Company's stockholders' equity of $178 million at September 30, 1997, would permit it to serve as trustee for up to $8.9 billion of qualified plan assets.

     The Company has established a multi-class share structure for the Pioneer Family of Mutual Funds. Under this arrangement, the funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period (which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares), in which case the shareholder would pay a contingent deferred sales charge ("CDSC"). The Company, however, pays "up-front" commissions to broker-dealers ("Dealer Advances") related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $507 million in the first nine months of 1997 versus $631 million in the comparable 1996 period. Dealer Advances totaled $15.5 million in the first nine months of 1997 versus $20.4 million in the first nine months of 1996. Dealer Advances related to Class B shares (which are amortized to operations over the life of the CDSC period) were $39.6 million at September 30, 1997. The Company intends to continue to finance this program, in part, through the credit facilities described in the section entitled "General."

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

     The Company, through Pioneer Omega, has secured Overseas Private Investment Corporation ("OPIC") "political risk" insurance covering the Voucher Fund and PFR's subsidiaries which would protect 90% of the Company's equity investment and a proportionate share of cumulative retained earnings. This insurance is presently limited to a ceiling of $75 million.

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

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at September 30, 1997, was approximately $16 million. At October 31, 1997, the value of these securities (based on market quotations if available) was approximately $104 million, which represents an increase of approximately $88 million. The Company's pre-tax interest in this increase, at 51%, would be approximately $45 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at September 30, 1997, was approximately $3 million, $23 million and $6 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $88 million described above) would be reflected in long term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

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

                    NATURAL RESOURCE DEVELOPMENT BUSINESSES

                              GOLD MINING BUSINESS

     The results of the gold mining business are substantially attributable to the operations of TGL, the principal operating subsidiary of the Company's wholly owned subsidiary, PGL. The Company's financial statements include an adjustment to TGL's earnings to give effect to the 10% minority interest in TGL held by the Government of Ghana. Gold mining results are also affected by PGL's exploration activity in Africa and by the exploration activities in the Russian Far East of Tas-Yurjah, the Company's majority owned Russian subsidiary. Exploration costs are charged to operations as incurred. Prior to July 1, 1997, exploration costs associated with Tas-Yurjah were not included in the Company's gold mining segment.

FINANCIAL RESULTS

     The gold mining business lost $0.9 million, or 4 cents per share, in the third quarter of 1997, versus earnings of $1 million, or 4 cents, reported in the third quarter of 1996. For the nine months ended September 30, 1997, losses of $2.7 million, or 11 cents per share, were 22 cents below reported earnings of $2.8 million, or 11 cents, in the comparable 1996 period. The following table details gold mining financial results for the three and nine months ended September 30, 1997, versus the comparable 1996 periods:

                                          THREE MONTHS ENDED                   NINE MONTHS ENDED
                                             SEPTEMBER 30,                       SEPTEMBER 30,
                                    -------------------------------     -------------------------------
                                                       DIFFERENCE:                         DIFFERENCE:
                                    1997     1996     INCR./(DECR.)     1997     1996     INCR./(DECR.)
                                    ----     ----     -------------     ----     ----     -------------
    African operations (TGL)......   --        5 c          (5)c          (4)c    13 c          (17)c
    African exploration...........   (2) c    (1)           (1)           (3)     (2)            (1)
                                    ---      ---           ---           ---     ---            ---
         PGL Total................   (2)       4            (6)           (7)     11            (18)
                                    ---      ---           ---           ---     ---            ---
    Russian exploration...........   (2)      --            (2)           (4)     --             (4)
                                    ---      ---           ---           ---     ---            ---
              Total...............   (4) c     4 c          (8)c         (11)c    11 c          (22)c
                                    ===      ===           ===           ===     ===            ===

TGL RESULTS OF OPERATIONS

     TGL earns all of its revenues in U. S. dollars and the majority of its transactions and costs are denominated in U. S. dollars or are based in U. S. dollars. Consequently, Ghanaian inflation has not had a material effect on TGL's operations. Ghanaian cedi denominated costs such as cement, fuel, wages, power and local purchases are affected, in dollar terms, when currency devaluation does not offset changes in the relative inflation rates in the U. S. and Ghana. Since Ghana has experienced significant inflation over the last three years, the cedi has devalued continuously against the dollar.

     Gold Sales. Revenues increased by 12% to $23.5 million in the third quarter of 1997 compared with the third quarter of 1996 as gold sales increased by 27% from 54,800 ounces to 69,400 ounces. The average realized price of gold decreased by 12% from $382 per ounce to $338. During the first nine months of 1997, revenues increased by 5% to $61.9 million compared with the corresponding period in 1996 as gold sales increased by 20% from 150,600 ounces to 180,900 ounces. The average realized price of gold decreased by 12% from $390 per ounce to $342. The average realized price of gold for the three and nine months ended September 30, 1997, includes proceeds from the sale of floor program options of $17 per ounce and $6 per ounce, respectively.

     Production. TGL's gold production and shipments each increased by 27% and 20%, respectively, compared with the three and nine months ended September 30, 1996, as ore processed increased by 60% and 31%, respectively. A comparison of key statistics for these periods is shown below:

                                                      THREE MONTHS            NINE MONTHS
                                                          ENDED                  ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    -----------------     -------------------
                                                     1997       1996       1997        1996
                                                    ------     ------     -------     -------
    Production (ounces)...........................  69,400     54,800     180,900     150,600
    Shipments (ounces)............................  69,400     54,800     180,900     150,600
    Tonnes mined (in thousands):
    Waste.........................................   8,133      6,343      19,407      13,480
    Run-of-mine...................................     -0-      1,509         610       4,807
                                                    -------               -------     -------
                                                               ------
                                                                    -
    Tonnes Waste and Run-of-mine..................   8,133                 20,017      18,287
                                                                7,852
    Ore...........................................   2,879                  7,116       5,364
                                                                1,866
                                                    -------               -------     -------
                                                               ------
                                                                    -
         Total Tonnes Mined.......................  11,012                 27,133      23,651
                                                                9,718
    Stripping Ratio (waste + run of mine/ore).....  2.82:1                 2.81:1      3.41:1
                                                               4.21:1
    Tonnes of Ore Processed.......................   2,723                  6,563       5,016
                                                                1,704
    Process Grade (grams/tonne)...................    1.31                   1.25        1.26
                                                                 1.19

     Costs and Expenses. The following table compares TGL's cash costs and total costs per ounce for the three and nine months ended September 30, 1997, with the comparable periods in 1996:

                                  THREE MONTHS ENDED SEPTEMBER
                                               30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                 -------------------------------   ---------------------------------
                                                     (DECREASE)/                         (DECREASE)/
                                  1997      1996      INCREASE       1997       1996      INCREASE
                                 -------   -------   -----------   --------   --------   -----------
    Cash Costs:
         Production............  $   194   $   209     $   (15)    $    202   $    222     $   (20)
         Royalties.............       10        11          (1)          10         11          (1)
         General and
           administrative......       29        34          (5)          34         37          (3)
                                 -------   -------     -------     --------   --------     -------
         Cash Cost Per Ounce...      233       254         (21)         246        270         (24)

    Non Cash:
         Depreciation and
           Amortization........       88        80           8           87         77          10
         Other.................        4         2           2            5          2           3
                                 -------   -------     -------     --------   --------     -------
         Cost of Production Per
           Ounce...............      325       336         (11)         338        349         (11)

    Interest and other costs...       18        10           8           14         10           4
                                 -------   -------     -------     --------   --------     -------
              Total Cost Per
                Ounce..........  $   343   $   346     $    (3)    $    352   $    359     $    (7)
                                 =======   =======     =======     ========   ========     =======

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore, or "stripping" ratio, the age and availability of equipment, the weather, availability of labor, haul distances, foreign exchanges fluctuations, gold production lag from new operations and the number of lifts on the heap leach pads. Production costs for the three and nine months ended September 30, 1997, decreased by $15 per ounce and $20 per ounce, respectively, compared with the three and nine months ended September 30, 1996, principally because of the decision to decrease the stripping ratio to ensure sufficient ore feed to the crushing plants and higher production levels. During the current periods, TGL also experienced a decrease in the cost per tonne hauled compared with the three and nine months ended September 30, 1996, because of lower explosives costs and certain production efficiencies associated with the introduction of larger mining equipment. Processing costs also decreased because of higher gold production levels, which tend to decrease the cost per ounce when applied to these relatively fixed costs, and decreases in run-of-mine costs.

     Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. The operating ratio represents the percentage that operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. During the first nine months of 1997 and 1996, the royalty rate payable by TGL remained at 3% of operating revenues, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals and rents. Since these costs are relatively fixed and unrelated to production levels, during the three and nine months ended September 30, 1997, the cost per ounce decreased by $5 per ounce and $3 per ounce, respectively, compared with the corresponding periods in 1996, because of production increases of 27% and 20%, respectively. The underlying costs during the current periods increased by 6% and 11%, respectively, compared with the three and nine months ended September 30, 1996, principally because of increases in personnel-driven infrastructure costs associated with the Phase III mine expansion, such as employee meals and local transportation, commercial insurance premiums related to Phase III equipment additions, benefit costs associated with TGL's 1996 collective bargaining agreement with the Ghana Mineworkers's Union and consulting costs.

     Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant, and equipment over the lesser of their estimated useful lives or ten years. During the third quarter of 1997, these costs increased by $8 per ounce compared with the third quarter of 1996, principally because of Phase III processing equipment additions and increases in capitalized rebuilds, which are depreciated rapidly over a period of two years. During the first nine months of 1997, depreciation and amortization increased by $10 per ounce, principally because of mining equipment additions (increasing depreciation expense by $6 per ounce), incremental depreciation related to Phase III expansion additions partially offset by lower depreciation at the original plants ($3 per ounce) and capitalized rebuild and run-of-mine pad depreciation aggregating $4 per ounce. These increases were offset partially by lower development cost amortization of $2 per ounce.

     Other. Other costs represent a provision for future reclamation costs and supplies inventory obsolescence and costs related to exploration activities conducted by TGL at the Teberebie concession and elsewhere in Ghana. The increases during the 1997 periods were attributable principally to increases in the provision for inventory obsolescence and higher exploration costs.

     Interest and Other Costs. Interest and other costs include interest expense, foreign exchange gains and losses, political risk insurance premiums, goodwill amortization, and other income. The $8 per ounce and $4 per ounce increases in interest and other costs in the three and nine months ended September 30, 1997, compared with the corresponding periods in 1996, were attributable to interest expense and fees (increases of $15 and $9 per ounce, respectively) associated with the Phase III financing which ceased to be capitalized after April 1997, offset partially by, (i) gains of $2 per ounce and $1 per ounce, respectively, from the sale of gold price floor program options not directly linked to shipments, (ii) foreign exchange gains of $2 per ounce and $1 per ounce, respectively, associated with a high incidence of cedi denominated payables and (iii) higher production levels which positively affect fixed costs such as political risk premiums (approximately $3 per ounce and $2 per ounce, respectively).

     Income Taxes. The statutory tax rate for mining companies in Ghana in 1997 and 1996 was 35%.

EXPLORATION ACTIVITIES.

     Since the end of 1993, in addition to continuing to develop the Teberebie mine, PGL has increased its exploration activities in the Republic of Ghana and in other African countries. These activities are currently conducted by TGL in Ghana and by PGL or its local subsidiary in Niger, Burkina Faso and Zimbabwe. Through September 30, 1997, PGL incurred exploration costs of approximately $1.5 million, approximately $1.4 million of which related to exploration activities outside of Ghana.

     In 1994, the Company entered into a joint venture, Tas-Yurjah, with a Russian company to explore potential gold mining properties in the Khabarovsk Territory of Russia. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). During 1997 Tas-Yurjah has conducted exploration drilling and geochemical and geological surveys to further examine anomalies located in the licensed area. Through September 30, 1997, the Company had expended approximately $1.5 million for exploration work related to Tas-Yurjah.

LIQUIDITY AND CAPITAL RESOURCES

     Cash Flow. Cash balances of the gold mining business increased by $1.7 million to $2.7 million during the first nine months of 1997. Ninety percent, or $2.4 million, of such cash balances remain in escrow and are unavailable to pay short-term obligations. Cash generated from operating activities aggregated $13.9 million while capital expenditures and loan principal payments were $12.8 million and $5.4 million, respectively. Major capital expenditures during the year included $3.6 million for crushing, electrical, and other processing equipment expenditures associated with the Phase III mine expansion, pad and pond construction, conveyor replacement, processing plant modifications, and other processing capital expenditures aggregating $3.8 million, capitalized interest and financing costs associated with the Phase III mine expansion of $1.4 million and capitalized rebuilds of $1.4 million. In addition, the Company provided financing of approximately $4.3 million to satisfy TGL's short-term liquidity needs and approximately $1.7 million, in aggregate, for PGL and Tas-Yurjah exploration activities. Otherwise, the gold mining business generated sufficient operating cash flow to fund all of its third-party debt service payments and short-term cash commitments.

     Phase III Mine Expansion. In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III includes a further heap leach operation and a near-pit gyratory crushing facility which acts as the primary crushing facility for both the existing West Plant and the new South Plant. The Phase III expansion is expected to increase annual crushing capacity to 12 million tonnes of ore. Construction work on the project has been completed and the first gold pour at the South Plant occurred in April 1997. The cost of the expansion aggregated approximately $56 million, including 1997, 1996 and 1995 capital expenditures of $5.4 million, $48.1 million and $2.6 million, respectively.

     Financing Facilities. At September 30, 1997, third-party debt aggregated $49 million, including $19 million from OPIC for which the Company is subject to limited recourse and $1.1 million from other sources which is guaranteed by the Company. Scheduled third-party debt service for the fourth quarter of 1997 is expected to aggregate $1.6 million, all of which is expected to be funded by mining operations revenues.

     At inception, financing requirements for the Phase III mine expansion were estimated at $54 million. By December 31, 1996, third-party financing of approximately $54.2 million had been secured, of which $53.6 million was drawn down, and $47.9 million remained outstanding at September 30, 1997. In the fourth quarter of 1997, TGL expects to secure $5.8 million of additional financing for replacement mining equipment.

     Skandinaviska Enskilda Banken/Swedish Export Credits Board

     In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. The loan is guaranteed by the Swedish Export Credits Board. As of September 30, 1997, TGL had drawn down SEK
93.8 million (or approximately $14.1 million), of which $1.4 million had been repaid.

     In connection with the purchase of TGL's Phase I crusher plant, a loan of $1.1 million, secured in 1989, remained outstanding at September 30, 1997, bearing an interest rate of 0%, which is guaranteed by the Company.

     Caterpillar Financial Services Corporation

     In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation, ("Caterpillar"), pursuant to which Caterpillar agreed to provide a revolving credit facility of up to $21 million, subsequently increased to $23 million in September 1997, to finance the purchase of CAT and other mining equipment. The revolving credit facility is subject to renewal in May 1998. In the event that the credit facility is not renewed, outstanding loan balances will continue to be repaid over a five year term. At September 30, 1997, Caterpillar had issued disbursements, at TGL's request, for $20.5 million of such facility, bearing interest at fixed rates ranging from 7.85% to 8.25%, of which $4.3 million had been repaid.

     In the fourth quarter of 1997, TGL expects to secure from Caterpillar $5.8 million in additional financing, in three tranches, for the purchase of replacement mining equipment. The loans will bear interest at a fixed rate of 8.30% and be repaid over respective terms of five and three years. There can be no assurance that TGL will be able to secure this additional financing.

     Overseas Private Investment Corporation

     In October 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing of up to $19 million with respect to the Phase III expansion. Disbursement under this facility occurred in November 1996. The underlying note is payable in twelve equal semiannual installments from March 15, 1998 through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to the financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has agreed that if the percentage of gold proceeds that TGL must convert to Ghanaian cedis increases above a certain threshold, and, as a result of regulatory or other restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, it shall cover up to $10 million of such obligations. The Company has secured insurance for 90% of this obligation.

     Subordinated Debt

     In addition to third-party financing facilities, to satisfy TGL's short term liquidity needs, the Company provided to TGL $1.25 million in bridge financing in the second quarter of 1997 and $3 million additional bridge financing in the third quarter.

     Risk Management. In the fourth quarter of 1996, TGL entered into a series of put options which secure a minimum selling price of $340 per ounce to cover 1997 estimated production. Should the market price of gold decline below $340 per ounce in 1997, the Company continues to ship gold to refineries and either sells or exercises the put options, receiving payment for the difference between the market price of gold and approximately $340 per ounce. TGL has been selling these put options since February 1997. In May 1997, TGL purchased additional options at an exercise price of $320 per ounce to cover estimated production for the first four months of 1998.

     The Company maintains $65.9 million of "political risk" insurance principally from OPIC covering 90% of its equity and loan guarantees. The insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. This insurance is presently limited to a ceiling of $64.4 million; however, the Company intends to apply to increase the ceiling in 1997. There can be no assurance that such OPIC insurance will become available in 1997. The Company has also secured $9 million foreign exchange exposure insurance from another source to hedge 90% of its exposure to a limited recourse provision contained in the OPIC Phase III expansion financing (discussed in more detail above). In addition to other commercial insurance policies, TGL has secured business interruption coverage of up to $19 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

RECENT DEVELOPMENTS

     TGL changed its mining method from selective to bulk mining in the second quarter of 1997. TGL believes that this change will increase operating efficiencies and improve ore control. TGL is currently developing and testing a new mine plan using a more sophisticated mine model and historical production data. The new mine plan: (i) incorporates a new, modified pit design, (ii) facilitates the change in mining method, and (iii) addresses the previously disclosed slope instability problem. Until the new mine plan is finalized and testing completed (which is expected in early 1998), TGL cannot quantify the effect that the new mine plan will have on the calculation of previously reported proven and probable in situ mineable reserves. It is anticipated, however, that proven and probable in situ mineable reserves will be reduced.

     TGL estimates 1997 gold production at approximately 265,000 ounces. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, including fuel, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to changing weather conditions, dependent on the continued political stability in the Republic of Ghana and subject to the additional risk factors detailed below in the section entitled "Future Operating Results."

                                TIMBER BUSINESS

     The Company's Russian venture, Forest-Starma, in which Pioneer Forest, Inc. (a wholly owned subsidiary of the Company) has a 95% direct interest is pursuing the development of timber production under a long-term lease comprising 240,000 hectares (approximately 592,800 acres) in the aggregate with annual cutting rights of 361,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. Forest-Starma is in the process of finalizing lease agreements for additional cutting rights that will give Forest-Starma total cutting rights of approximately 575,000 cubic meters. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber for markets in the Pacific Rim, primarily Japan. Forest-Starma is expected to produce approximately 280,000 cubic meters of timber in 1997.

     In the first quarter of 1995, Forest-Starma commenced timber harvesting in the development phase. Forest-Starma's first shipments of timber totaling approximately 30,000 cubic meters occurred in the second half of that year. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber. Since Forest-Starma remained in the development stage through the end of 1996, timber proceeds aggregating $10.1 million were used to offset capitalized interest and development costs.

     While Forest-Starma harvests timber throughout the year and incurs the resulting operating expenses, it ships timber from mid-April through mid-December. As a result, Forest-Starma has incurred, and expects to continue to incur, operating losses from fixed costs in the first quarter of the Company's fiscal year, and may incur operating losses in the second quarter.

RESULTS OF OPERATIONS

     In January 1997, Forest-Starma commenced commercial operations, producing approximately 190,000 cubic meters of timber in the first nine months of the year, including 78,000 cubic meters in the third quarter, and commencing amortization of deferred development costs. Forest-Starma shipped 73,000 cubic meters in the third quarter resulting in revenues of $4.7 million. Timber shipments through the first nine months of 1997 totaled 136,000 cubic meters resulting in revenues of $8.9 million. During the third quarter and nine months ended September 30, 1997, Forest-Starma recorded losses of $1.6 million, or 6 cents per share, and $3.4 million, or 13 cents per share, respectively. The losses were principally attributable to lower than expected timber prices in the Japanese market and lower than expected operating productivity and shipments.

     Forest-Starma values its inventory at the lower of cost or market using the full absorption accounting method. Accordingly, costs of goods sold of $4.7 million in the third quarter and $8.5 million through September 30, 1997, included all operating costs such as payroll, fuel, spare parts, general and administrative, amortization, depreciation and other taxes. Other expenses of $1.4 million and $3.5 million for the third quarter and nine months ended September 30, 1997, respectively, included interest, management fees, foreign exchange losses and bad debt expense. The statutory income tax rate in Russia is 35%.

LIQUIDITY AND CAPITAL RESOURCES

     Project Financing. Capital required by this venture is now projected at approximately $53.1 million through the end of 1997, including $38.4 million in subordinated debt and accrued interest provided by the Company, $7.3 in unpaid liabilities to the Company for ongoing operating expenses and $7.4 million in outstanding third party financing. Forest-Starma completed a $9.3 million project financing with OPIC in July 1996, of which $8.1 million was outstanding at September 30, 1997. The underlying note is payable in thirteen remaining semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to the OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. By the end of 1997, $1.9 million of principal will be repaid on the third-party financing, leaving an outstanding balance of $7.4 million. During the second half of 1996, Forest-Starma applied for $6.5 million in additional OPIC financing for an expansion planned in 1997. These funds will offset, in part, the subordinated debt provided by the Company for the 1997 expansion.

     Direct Investment and Risk Management. Direct investments in Forest-Starma by the Company aggregated $37.4 million at September 30, 1997. In connection with its investment in Forest-Starma, the Company has secured OPIC political risk insurance in an amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings. In addition, the Company has secured business income loss insurance up to $5 million for Forest-Starma.

     Other Ventures. In 1995, Closed Joint-Stock Company "Amgun-Forest" and Closed Joint-Stock Company "Udinskoye," the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters. Pioneer Forest, Inc. has an 80.6% direct interest and 7.1% indirect interest in Amgun-Forest and a 72% direct interest and 4.2% indirect interest in Udinskoye. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects. Prior to securing third-party financing, the Company will provide funding of approximately $1 million in 1997, of which $0.8 million had been expended through September 30, 1997.

                                    GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining and timber operations) increased by $38.2 million in the first nine months of 1997 to $95.6 million principally from increased cash and investments held by the Russian investment operations.

     The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance Dealer Advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 0.75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. At September 30, 1997, the Company had borrowed $36 million under the B-share Revolver and $46.5 million under the Corporate Revolver.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of September 30, 1997, the Company was in compliance with all applicable covenants.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of September 30, 1997, the Company had entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from 0.75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The fair value of these swap agreements was approximately $2.1 million at September 30, 1997, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

     In August 1997, the Company entered into an agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 7.95% per annum, have a maturity of seven years. The restrictions and financial covenants under the Note Agreement are substantially similar to the restrictions and financial covenants in the Credit Facility. The Company used the proceeds of this financing to reduce the amount outstanding under the Corporate Revolver.

     In December 1996, the Company's wholly owned subsidiary, Pioneer Real Estate Advisors, Inc. ("PREA"), entered into an agreement with a bank providing for a $2.6 million line of credit to finance property development activities in Russia. Advances under the line bear interest at the rate of LIBOR (3 months) plus 6%. The credit facility, which expires on January 5, 1999, provides for an arrangement fee of 0.25% of the total commitment and an annual commitment fee of 0.50% of the unused portion of the facility. At September 30, 1997, PREA had borrowed $2.2 million under the facility.

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

     The Company derives a significant portion of its revenues from investment management fees, underwriting and distribution fees and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares result in increased assets under management, which, in turn, generate higher management fees and distribution fees. Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company. In addition, three of the Company's mutual funds (including the two largest funds) have management fees which are adjusted based upon the funds' performance relative to the performance of an established index. As a result, management fee revenues may be subject to unexpected volatility.

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

     The businesses of the Company and its domestic financial services subsidiaries are primarily dependent upon their associations with the Pioneer Family of Mutual Funds with which they have contractual relationships. In the event any of the management contracts, underwriting contracts or service agreements was canceled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected.

     The Securities and Exchange Commission has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations by the Company or its subsidiaries, may take action which could have a serious negative effect on the Company and its financial performance.

     Because a significant portion of the Company's revenues are derived from the mining and sale of gold by TGL, the Company's earnings are directly related to gold production, the cost of such production, and the price of gold. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to weather conditions and dependent on the continued political stability in the Republic of Ghana. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand, central bank gold supplies and political and economic conditions. If, as a result of a decline in gold prices, TGL's revenues from gold sales were to fall below cash costs of production, and to remain below cash costs of production for any substantial period, the Company could determine that it is not economically feasible for TGL to continue commercial production.

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

     During 1997, the Company has derived significant revenues and net income from its Russian financial services businesses. Given the volatility of the Russian financial markets, and the effect such volatility may have on the Company's Russian businesses, there can be no assurance that these sources of revenue and net income will continue or that they will continue at current levels.

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

     The Company has a significant number of operations and investments located outside of the U.S., including the gold mining operation at TGL and the timber and investment management operations in Russia. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political instability and laws or policies of the particular countries in which the Company may have operations. There is no assurance that permits, authorizations and agreements to implement plans at the Company's projects can be obtained under conditions or within time frames that make such plans economically feasible, that applicable laws or the governing political authorities will not change or that such changes will not result in the Company's having to incur material additional expenditures.
                         ------------------------------

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

Dated: November 14, 1997
                                          THE PIONEER GROUP, INC.

                                                 /s/ WILLIAM H. KEOUGH

                                          --------------------------------------
                                                    WILLIAM H. KEOUGH
                                          SENIOR VICE PRESIDENT, CHIEF FINANCIAL
                                                         OFFICER
                                                      AND TREASURER

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                          DESCRIPTION
-------     -----------------------------------------------------------------------------------
  10.1      Note Agreement dated as of August 14, 1997, by and between The Pioneer Group, Inc.
            and The Travelers Insurance Company.
    11      Computation of earnings per share.
    27      Financial Data Schedule.

                                                                      EXHIBIT 11

                            THE PIONEER GROUP, INC.

                 COMPUTATION OF EARNINGS PER SHARE (UNAUDITED)
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                 SEPTEMBER 30,                 SEPTEMBER 30,
      COMPUTATION FOR CONSOLIDATED         --------------------------    --------------------------
           STATEMENT OF INCOME                1997           1996           1997           1996
-----------------------------------------  -----------    -----------    -----------    -----------
Net income(1)............................  $     9,522    $     5,091    $    21,806    $    13,725
                                           ===========    ===========    ===========    ===========
Shares
  Weighted average number of common
     shares outstanding..................   25,182,000     24,961,000     25,148,000     24,943,000
  Dilutive effect of stock options and
     restricted stock proceeds as common
     stock equivalents computed under the
     treasury stock method using the
     average price during the period.....      506,000        509,000        441,000        519,000
                                           -----------    -----------    -----------    -----------
Weighted average number of shares
  outstanding as adjusted(1).............   25,688,000     25,470,000     25,589,000     25,462,000
                                           ===========    ===========    ===========    ===========
Earnings per share(1)....................  $      0.37    $      0.20    $      0.85    $      0.54
                                           ===========    ===========    ===========    ===========

---------------

(1) These amounts agree with the related amounts in the Consolidated Statement of Income.