Form 10-K
period 1997-12-31
PIONEER GROUP INC
filed 1998-03-31
CIK 733060

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 1997
                                       or

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
          For The Transition Period From ____________ to ____________

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

                             Yes  X        No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

     Based on the last sale price of the Registrant's Common Stock on the Nasdaq National Market of $28.875 on March 24, 1998, the aggregate market value of the shares of voting stock held by non-affiliates of the Registrant on that date was $621,603,011.

     As of March 24, 1998, 25,391,170 shares of the Registrant's Common Stock, $0.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1997 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV (as indicated in such parts).

(2) Certain information called for by Part III (as indicated therein) is incorporated from the Registrant's definitive proxy materials for use in connection with the 1998 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

     WORLDWIDE FINANCIAL SERVICES. The Pioneer Group, Inc., a corporation organized under the laws of the State of Delaware in 1956 (the "Company"), and its wholly owned subsidiaries, are engaged in four lines of financial services businesses in the United States: (i) investment manager to 33 open-end U.S. registered investment companies and one closed-end U.S. registered investment company (collectively, the "mutual funds") and six institutional accounts, (ii) distributor of shares of open-end mutual funds, (iii) shareholder servicing agent for open-end mutual funds, and (iv) venture capital investor and manager. The Company also provides global real estate management and advisory services to institutions and corporations in the U.S., Russia and Poland.

     The Company's international financial services businesses include investment operations in: (i) Warsaw, Poland, where the Company manages and distributes units of four mutual funds available to Polish Citizens, owns 98% of a brokerage company and 50% of a unitholder servicing agent and manages an institutional venture capital fund, (ii) Dublin, Ireland, where the Company distributes shares of, manages and services six offshore investment funds sold primarily in Western Europe, and (iii) Moscow, Russia, where the Company provides financial services, including investment advisory, investment banking, brokerage and transfer agency services, distributes shares of, manages and services two open-end mutual funds available to Russian citizens and owns 51% of the First Voucher Fund, the largest Russian voucher investment fund. In addition, the Company has investment management operations in the Czech Republic and has invested in investment management operations in India and Taiwan.

     NATURAL RESOURCE DEVELOPMENT. The Company's indirect wholly owned subsidiary, Pioneer Goldfields Limited ("Pioneer Goldfields"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited, which operates a gold mine in the western region of the Republic of Ghana. The Company also participates in several natural resource development ventures in Russia. The Company's subsidiary, Pioneer Forest, Inc. ("Pioneer Forest"), conducts (through three Russian subsidiaries) timber harvesting and timber development activities in the Russian Far East. Pioneer Forest's principal asset is its ownership of 95% of the outstanding shares of Closed Joint-Stock Company "Forest-Starma," which commenced commercial timber operations in January 1997. The Company also is conducting a gold exploration project in the same region.

                          WORLDWIDE FINANCIAL SERVICES

DOMESTIC INVESTMENT MANAGEMENT

     The Company's domestic investment management business includes the U.S. registered mutual funds, the offshore funds registered in Ireland and private institutional accounts, all of which are advised by the Company's wholly owned subsidiary, Pioneering Management Corporation ("Pioneering Management"). This business also includes distribution, shareholder servicing and transfer agency activities related to these investment products.

     U.S. Mutual Funds. Pioneering Management serves as investment manager to 33 domestic open-end mutual funds and one domestic closed-end mutual fund, consisting of eight domestic growth portfolios, seven international growth portfolios, nine growth and income portfolios, six income portfolios, two tax-free income portfolios and two money market portfolios. These portfolios include Pioneer Independence Fund which commenced operations in March 1998. All of these funds (hereinafter referred to collectively as the "Funds") are registered under the Investment Company Act of 1940, as amended (the "1940 Act").

     At March 15, 1998, the Funds had aggregate net assets of approximately $21.7 billion. In managing such assets, Pioneering Management employed at March 1, 1998, 135 persons on a full-time basis, including 20 fund managers and 46 investment analysts and support staff.

     Pioneering Management manages each Fund pursuant to a management contract which is renewable annually by vote of either the Fund's Board of Trustees (including a majority of members who are not "interested persons" as defined under the 1940 Act) or the Fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the Funds (other than Funds that were established in 1997 or 1998) were all renewed for an additional year in 1997. Under these contracts, Pioneering Management is authorized in its discretion to buy and sell securities for the accounts of the Funds, subject to certain limitations. In addition, the management contracts between the Funds and Pioneering Management define the ordinary operating expenses to be assumed by each.

     As compensation for its management services, Pioneering Management receives management fees from the Funds that range from 0.40% to 1.25% per year of average daily net assets depending on the Fund. Three of the Funds (including the two largest Funds) have a management fee that is adjusted based upon the Fund's performance relative to the performance of an established index ("performance fees"). The Board of Trustees of three additional funds has recently approved fee increases, which, if approved by shareholders, will add performance fees to two of these three funds. For 1997, 1996 and 1995, Pioneering Management received revenues from management fees from the Funds of approximately $107 million, $76 million and $54 million, respectively. On an interim basis, Pioneering Management has agreed not to impose a portion of its management fees and to make other arrangements, if necessary, to limit operating expenses of selected Funds. Pursuant to this policy, Pioneering Management limited management fees or otherwise incurred expenses of approximately $1.8 million, $2.4 million and $3.6 million pursuant to expense limitation agreements with selected Funds during 1997, 1996 and 1995, respectively. Management fees from Pioneer II, the Company's largest Fund, were approximately $40 million, $29 million and $22 million in 1997, 1996 and 1995, respectively.

     Irish Offshore Funds. In 1995, subsidiaries of the Company organized three offshore funds incorporated under the laws of the Republic of Ireland, Pioneer Global Equity Fund Plc (the "Global Equity Fund"), Pioneer Global Bond Fund Plc (the "Global Bond Fund") and Pioneer DM Cashfonds Plc ("Cashfonds"). In 1997, three additional funds, Pioneer European Equity Fund Plc (the "European Equity Fund"), Pioneer U.S. Real Estate Fund Plc (the "U.S. Real Estate Fund") and Pioneer Central & Eastern European Fund Plc (the "C&E Fund"), began operations. Global Equity Fund, European Equity Fund, U.S. Real Estate Fund, C&E Fund, Global Bond Fund and Cashfonds are referred to collectively as the "Irish Funds." Pioneer Management (Ireland) Limited ("Pioneer Ireland"), a wholly owned subsidiary of the Company, serves as investment adviser, distributor and shareholder servicing agent of the Irish Funds. Pioneering Management serves as a subadvisor for the Irish Funds. As compensation for its advisory services, Pioneer Ireland receives annual management fees from each of Global Equity Fund, European Equity Fund and U.S. Real Estate Fund of 1.25% of average daily net assets. Pioneer Ireland receives annual management fees from the C&E Fund, Global Bond Fund and Cashfonds of 1.50%, 0.85% and 0.60% of average daily net assets, respectively. Pioneering Management receives a portion (not to exceed 75%) of the management fee paid to Pioneer Ireland. The Irish Funds are currently sold in Germany and Austria, but the Company anticipates that they eventually will be sold in other foreign markets. At March 15, 1998, the Irish Funds had aggregate net assets of approximately $283 million.

     Pioneer Ireland's main office is located in Dublin, Ireland. It also maintains an office in Hamburg, Germany. At March 1, 1998, Pioneer Ireland had 103 employees, including management and support staff.

     Institutional Accounts. Pioneering Management acts as an investment manager to three private institutional accounts and two collective investment vehicles for institutional investors and acts as a subadvisor to one of a series of portfolios utilized as funding vehicles for a variable life insurance fund (hereinafter referred to collectively as the "Institutional Accounts"). The Institutional Accounts had aggregate assets of approximately $ 636 million at March 15, 1998. In 1997, the Company formed Pioneer Global Institutional Advisors to coordinate the Company's global institutional investment management initiatives.

  DISTRIBUTION ACTIVITIES

     The Company's indirect wholly owned subsidiary, Pioneer Funds Distributor, Inc. ("Pioneer Distributor"), acts as principal underwriter and distributor of the shares of the Funds (except Pioneer Interest Shares, a closed-end fund which does not continuously offer its shares). In 1997, Pioneer Distributor sold shares of the Funds with an aggregate offering price of $2.9 billion, including Class A Shares (as defined below) with an aggregate offering price of $2.0 billion, Class B Shares (as defined below) with an aggregate offering price of $558 million, Class C Shares (as defined below) with an aggregate offering price of $141 million and shares of Pioneer Variable Contracts Trust with an aggregate offering price of $211 million. In connection therewith, Pioneer Distributor received aggregate commissions of $60.9 million, of which $53.8 million was reallowed to approximately 1,400 independent broker-dealers throughout the United States and in several foreign countries. In 1996, Pioneer Distributor received aggregate commissions of $66.2 million, of which $59.1 million was reallowed to broker-dealers. In 1995, Pioneer Distributor received aggregate commissions of $58.7 million, of which $53.1 million was reallowed to broker-dealers. One broker-dealer was responsible for approximately 10% of sales in 1997, 9% of sales in 1996 and 7% of sales in 1995.

     Underwriting Contracts. Pioneer Distributor provides its underwriting and distribution services pursuant to underwriting contracts, which are substantially identical, with each of the Funds. These one-year contracts are renewable annually by vote of the Fund's Board of Trustees (including a majority of those Trustees who are not "interested persons" as defined under the 1940
Act) or shareholders. Each contract terminates if assigned and may be terminated by either party on 60 days' written notice without penalty. The underwriting contracts for each of the Funds (other than Funds that were established in 1997 and 1998) were all renewed for an additional year in 1997.

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

     The Company also offers a multi-class share structure for the Funds (except Pioneer Interest Shares and Pioneer Variable Contracts Trust) (the "multi-class funds") pursuant to which the multi-class funds offer both the traditional front-end load shares, or Class A Shares, as well as two classes of back-end load shares ("Class B Shares" and "Class C Shares"). On Class B Shares, the investor does not pay any sales charge unless he or she redeems before the expiration of the minimum holding period, which ranges from three to six years. These early redemptions are subject to a contingent deferred sales charge (a "CDSC"), which ranges from 2.0% to 4.0%. On Class C Shares, the investor does not pay any sales charge unless he or she redeems within one year of purchase in which event a CDSC of 1.0% is imposed. The Company began offering Class B Shares in April 1994 and Class C Shares in January 1996. Class C Shares are not available on all multi-class funds.

     With respect to sales of Class A Shares, Pioneer Distributor may, in its discretion, pay a commission to broker-dealers that initiate and are responsible for sales of $1 million but less than $50 million, ranging from 0.10% to 1.0%, depending on the Fund, and the amount of the sale. Certain purchases not subject to an initial sales charge may be subject to a CDSC of 1.0% in the event of certain redemption transactions within one year. With respect to sales of Class B Shares, Pioneer Distributor will generally pay commissions to broker-dealers related to sales and service of such shares ranging from 2% to 4% of the sales transaction amount (including a service fee of 0.25% for the first year). With respect to sales of Class C Shares, Pioneer

Distributor will pay commissions to broker-dealers related to sales and service of such shares of 1% of the sales transaction amount (including a service fee of 0.25% for the first year). During 1997, 1996 and 1995, in connection with sales of Class B Shares, Pioneer Distributor paid commissions to broker-dealers of $16.3 million, $23.2 million and $14.9 million, respectively.

     Pioneer Distributor's cash flow may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. During this period, the Company bears the costs of financing and the risk of market decline. Pioneer Distributor is reimbursed for such commissions from payments by the Funds under distribution plans (see "Distribution Plans" below) and from CDSCs paid by redeeming investors before the expiration of the holding periods.

     Distribution Plans. Each of the Funds (except Pioneer Interest Shares and Pioneer Variable Contracts Trust) has one or more distribution plans pursuant to Rule 12b-1 under the 1940 Act which provides for certain payments to be made to Pioneer Distributor. With respect to Class A Shares, the distribution plans (the "Class A Plans") provide for payments by such Funds of certain expenses up to 0.25% per annum of average daily net assets (0.15% for Pioneer Cash Reserves Fund, a money market fund). With respect to Class B and Class C Shares, the distribution plans (the "Class B Plans" and "Class C Plans," respectively) provide for payments by such funds of fees relating to (a) distribution services in an amount not to exceed 0.75% per annum of the average daily net assets of the Class B or Class C Shares and (b) personal and account maintenance services in an amount not to exceed 0.25% of the average daily net assets of the Class B or Class C Shares. The distribution plans are subject to annual renewals which require the approval of the Funds' Board of Trustees, including a majority of Trustees who are not "interested persons" of the Funds. In 1997, the Trustees of the Funds (other than Funds that were established in 1997 and 1998) renewed the Class A, Class B and Class C Plans. In 1997, 1996 and 1995, Pioneer Distributor received distribution fees of $13.1 million, $7.7 million and $2.5 million, respectively.

     Domestic Sales of Shares of the Funds. Pioneer Distributor is a registered broker-dealer (see "Regulation" below), employing approximately 120 full-time personnel, including 22 regional sales representatives who are responsible for territories comprising most of the United States and Puerto Rico and who work with broker-dealers to promote sales of Fund shares in their respective territories. Substantially all of the Funds' shares are sold to the public by securities sales persons registered with the National Association of Securities Dealers, Inc. (the "NASD") who act as representatives of broker-dealer firms, which are members of the NASD and which have signed sales agreements with Pioneer Distributor. Shares of the Funds may be sold in all states, by broker-dealers and registered representatives licensed in those states.

     International Sales of Shares of the Funds. Pioneer Distributor's wholly owned subsidiary, Pioneer Fonds Marketing GmbH ("Pioneer Fonds Marketing"), a company registered under the laws of the Republic of Germany, performs marketing and sales activities with respect to sales of shares of certain of the Funds in Europe, primarily Germany, Austria and Switzerland. Pioneer Fonds Marketing currently has 20 full-time employees. In 1997, approximately 16% of the total sales of the Funds' shares were sold outside of the United States. Pioneer Fonds Marketing also performs marketing and sales activities with respect to sales of the Irish Funds in Western Europe.

     In 1998, Pioneer Distributor established Pioneer Global Funds Distributor, Ltd. ("Global Funds Distributor") to serve as the exclusive worldwide distributor of the Irish Funds. Global Funds Distributor, a wholly owned subsidiary of Pioneer Distributor, is registered under the laws of Bermuda and maintains its registered office in that country. Global Funds Distributor will enter into an agreement with Pioneer Fonds Marketing with respect to sales of the Irish Funds in Western Europe.

     Additional Information. For more information on sales of mutual fund shares for the five years ended December 31, 1997, see "Sales of Mutual Fund Shares" in the 1997 Annual Report to Stockholders, which information is incorporated herein by reference.

  SHAREHOLDER AND RELATED SERVICES

     Pioneering Services Corporation. At December 31, 1997, the Funds had approximately 1,117,000 active shareholder accounts, including approximately 386,000 Individual Retirement Accounts ("IRAs") and other tax-qualified retirement accounts. Mutual fund shareholders accounts and, in particular, qualified accounts, require an exceptional amount of shareholder communications and transfer agency services. The Company's wholly owned subsidiary, Pioneering Services Corporation ("Pioneering Services"), has been providing transfer agent and shareholder services to the Funds since in 1985. At March 1, 1998, Pioneering Services employed 308 full-time personnel, including 53 employees who are located at its processing facility in Omaha, Nebraska.

     As shareholder servicing agent for the Funds, Pioneering Services has entered into agreements with each Fund (except Pioneer Interest Shares) pursuant to which it received in 1997 an annual active account fee of $22.75 for equity fund accounts, $30.00 for fixed-income fund accounts and $28.00 for money market fund accounts. Such agreements are subject to annual renewals which require the approval of the Funds' Boards, including a majority of members who are not "interested persons," and may be canceled by either party on 60 days' notice. For 1997, 1996 and 1995, Pioneering Services received revenues from service fees from the Funds and Pioneer Interest Shares (in 1996 and 1995) of approximately $27 million, $25 million and $22 million, respectively.

     In February 1997, Pioneer Ireland assumed responsibilities as sub-shareholder servicing agent for certain of the Funds. In that capacity, Pioneer Ireland provides, under the direction of Pioneering Services, shareholder and transfer agency services to Fund shareholders who are citizens of Germany, Austria and Switzerland. Pioneer Ireland also provides similar services to the shareholders of the Irish Funds.

     Trustee/Custodian. The Company acts as the trustee/custodian for accounts which are IRAs or other qualified retirement accounts and receives an annual fee of $10 for each such account, payable by shareholders with such accounts, up to maximum annual fees of $20 for shareholders with multiple accounts of one plan type. Shareholders also have the option of paying a one-time fee of $100 in lieu of the annual account fee. During 1997, 1996 and 1995, the Company received fees in connection with its services as trustee/custodian of $4.4 million, $3.9 million and $3.7 million, respectively.

                            ------------------------

     For more information on assets under management and sales of mutual fund shares for the five years ended December 31, 1997, and other industry segment information for the three years ended December 31, 1997, see "Assets Under Management at December 31," "Sales of Mutual Fund Shares" and Note 16-Financial Information by Business Segment included under Notes to Consolidated Financial Statements, all of which are included in the 1997 Annual Report to Stockholders and are incorporated herein by reference.

U.S. AND CENTRAL AND EASTERN EUROPE VENTURE CAPITAL

  U. S. VENTURE CAPITAL OPERATIONS

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

     In 1995, Pioneer Capital formed Pioneer Ventures Limited Partnership II ("PVLP II"), a new SBIC. Pioneer Ventures Management L.P. ("PVM") serves as the general partner of PVLP II. PVM's general partner is Pioneer Management SBIC Corp., a corporation the shareholders of which are the Pioneer Capital Principals. PVM's limited partners are the Company and the Pioneer Capital Principals. The Company holds an 11.7% limited partnership interest in PVLP II and a 99% limited partnership interest in PVM, which owns 2.3% of PVLP II. At March 15, 1998, PVLP II had $10.7 million of unfunded commitments from investors.

     At December 31, 1997, Pioneer Capital and PVLP held approximately $17.6 million of investments (at cost) in 20 privately held companies and $2.7 million (at cost) in nine publicly held companies. The aggregate value of these investments as of December 31, 1997, was $41.0 million. During 1997, Pioneer Capital and PVLP had net realized and unrealized gains of $13.8 million from their venture capital investment portfolio. At December 31, 1997, Pioneer Capital and PVLP had a total of $10.2 million in cash available for additional investments. Additional capital for investments is available to PVLP through the sale of SBA guaranteed debentures. Through December 31, 1997, PVLP had availed itself of a total of $4.95 million of SBA guaranteed debentures that mature at various times between 1998 and 2003 and bear interest at rates between 6.12% and 9.8%.

     At December 31, 1997, PVLP II held approximately $20.6 million of investments (at cost) in 13 privately held companies. The aggregate value of these investments as of December 31, 1997, was $24.3 million. During 1997, PVLP II had net realized and unrealized gains of $2.4 million from its venture capital investment portfolio. At December 31, 1997, PVLP II had a total of $3.7 million in cash available for additional investments.

     Pioneer Capital and its affiliates utilize a diversified approach to venture capital investing. Investments are in early-stage businesses seeking initial financing as well as more mature businesses in need of capital for expansion, acquisitions, management buyouts or recapitalizations. In general, Pioneer Capital, PVLP and PVLP II invest in New England-based companies in a variety of industries. At March 1, 1998, Pioneer Capital had eight employees.

     Venture capital investment portfolio valuations are reviewed quarterly by the Company's Board of Directors and the values of such investments are adjusted when circumstances require. As a general rule, an investment is adjusted up or down, as the case may be, to conform to the price paid by a sophisticated new third-party investor in any subsequent round of financing. An investment may also be written down if the venture company is substantially behind its business plan and may be written up if there is some other compelling reason for doing so. For PVLP and PVLP II, securities that are publicly traded are valued on a valuation date at the average of the last bid price on the valuation date and the preceding two days in the principal market in which such securities are traded, with an appropriate discount if such securities are restricted or thinly traded. For Pioneer Capital, securities that are publicly traded are valued on the valuation date at the closing price on the principal market on which such securities are traded, with an appropriate discount if such securities are restricted or thinly traded.

  POLISH VENTURE CAPITAL OPERATIONS

     In 1995, the Company's wholly owned subsidiary, Pioneer International Corporation ("Pioneer International"), organized two limited partnerships, Pioneer Poland U.S. L.P. ("PPUSLP") and Pioneer Poland U.K. L.P. ("PPUKLP"), for the purpose of raising funds for venture capital investment in Poland. Pioneer International's wholly owned subsidiaries, Pioneer Poland U.S. (Jersey) Ltd. and Pioneer Poland U.K. Ltd., are the general partners of PPUSLP and PPUKLP, respectively. During 1995, PPUSLP and PPUKLP (collectively, the "Pioneer Poland Fund") raised $60 million in commitments from U.S. and European investors. The Company has committed approximately $2.5 million to each limited partnership, of which 75% has been drawn down by the Pioneer Poland Fund. This commitment provides the Company with a 7% indirect interest in PPUSLP and a 9% indirect interest in PPUKLP. At December 31, 1997, Pioneer Poland Fund held approximately $16.4 million of investments (at cost) in eight privately held Polish companies, had committed contractually to invest an additional $7.1 million in these companies and had reserved an additional $15.6 million for future financing rounds of the existing portfolio. The value of these investments as of December 31, 1997, pursuant to the valuation guidelines established by the European Venture Capital Association, was approximately $15.7 million, exclusive of further commitments and reserves. The responsibilities for managing the Pioneer Polish Fund are shared by Pioneering Management (Jersey) Ltd. and Pioneer Investment Poland Ltd., each of which is a wholly owned subsidiary of Pioneer International.

  RUSSIAN VENTURE CAPITAL OPERATIONS

     The Company is in the process of establishing the Pioneer Russia Direct Equity Fund, L.P. (the "Direct Equity Fund"), a fund focused on venture capital investment in Russia. The Direct Equity Fund will make investments in small- to medium- sized Russian companies that are in a position to respond to the growing consumer demand for products and services in Russia. The Company's 81.7%-owned subsidiary, Pioneer First Russia, Inc. ("PFR"), will serve as the Direct Equity Fund's investment advisor. PFR's Russian subsidiary, Pioneer Investments, will serve as the Direct Equity Fund's investment manager. The Direct Equity Fund intends to raise $150 million, primarily from U.S. and European institutional investors, during 1998. The Company will commit to invest $4.5 million in the Direct Equity Fund. See "Financial Services -- Russia" below.

FINANCIAL SERVICES -- POLAND

     Polish Mutual Funds. In 1992, subsidiaries of the Company organized and began distributing units of Pioneer First Polish Trust Fund (the "First Polish Fund"), the first mutual fund in Poland, and organized a related joint venture unitholder services business, Financial Services Limited ("FSL"). In 1995, two additional funds, Pioneer Aggressive Investment Trust Fund (the "Aggressive Investment Fund") and Pioneer Interest Bearing Securities Trust (the "Interest Bearing Fund"), began operations. In 1997, an additional fund, Pioneer Privatization Trust Fund (the "Privatization Fund"), began operations. Pioneer First Polish Investment Fund Joint Stock Company ("Pioneer First Polish") serves as an investment manager and distributor of units of the First Polish Fund, Aggressive Investment Fund, Interest Bearing Fund and Privatization Fund (collectively, the "Polish Funds"). As compensation for its management services, Pioneer First Polish receives management fees of 2.00% per annum of average daily net assets. At March 1, 1998, Pioneer First Polish employed 109 full-time persons, including management and support staff. Pioneer First Polish is a wholly owned subsidiary of Pioneer International. At March 15, 1998, the Polish Funds had aggregate net assets of approximately $494 million. Sales of units of the Polish Funds were $203 million, $169 million and $21 million in 1997, 1996 and 1995, respectively.

     Financial Services Limited. In January 1992, the Company's subsidiary, Pioneer International, established FSL, which is 50% owned by Pioneer International and 50% owned by Bank Polska Kasa Opieki, S.A. FSL acts as the unitholder servicing agent for the Company's Polish mutual funds. Under the terms of the agreements with the funds, FSL receives annual fees equal to the Polish zloty ("PLN") equivalent of $21.00 per account. In 1997, such fees aggregated approximately PLN 15.1 million (approximately $4.5 million). FSL provides similar unitholder services to an unaffiliated fund group. At December 31, 1997, FSL serviced approximately 222,000 unitholder accounts. FSL employs 116 full-time persons.

     Polish Brokerage Operations. In March 1996, Pioneer International acquired approximately 86% of Pioneer Polski Dom Maklerski, S.A., a Polish brokerage operation ("PPDM"). Pioneer International now holds 98% of PPDM. PPDM provides brokerage services to Polish and U.S. institutions and Polish citizens. PPDM also provides investment advice and analysis and portfolio management services.

FINANCIAL SERVICES -- RUSSIA

     In April 1995, the Company acquired approximately 51% of the shares of First Voucher Fund (the "Voucher Fund"), the largest voucher investment fund established in Russia in connection with that country's privatization program. The Voucher Fund has over 2 million shareholders and 125 portfolio investments as of March 15, 1998. The shares were issued by the Voucher Fund to two newly formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a Delaware corporation in which the Company owns 90% of the outstanding stock.

     The Company's Russian investment operations, which include Pioneer First (Company for the Management of Investment Funds), Pioneer Securities, Pioneer Services, Pioneer Investments and Pioneer Bank, are consolidated under Pioneer Omega's subsidiary, Pioneer First Russia, Inc. ("PFR"). In October 1996, PFR executed agreements with the International Finance Corporation ("IFC"), a member of the World Bank Group, pursuant to which IFC agreed to invest $4 million in PFR to acquire an 18.3% equity interest. This transaction was completed in January 1997. At March 1, 1998, PFR and its subsidiaries employed 373 persons.

     Pioneer First serves as investment manager to the Voucher Fund and Pioneer First Unit Investment Fund, Russia's first open-ended unit investment fund. Pioneer First Unit Investment Fund, which invests mainly in Russian government bonds, was launched in November 1996. The Company launched its second open-ended unit investment fund, Pioneer First Liquid Shares, in November 1997. Pioneer Securities provides brokerage services, corporate financing and financial advisory services to Russian and western corporations and institutional investors. Pioneer Securities is a member of the National Association of Securities Market Participants (NAUFOR), the self regulatory organization for Russian brokers. Pioneer Services, a domestic registrar and shareholder services company, serves as the registrar for the Voucher Fund and the unit investment funds. Pioneer Investments will serve as investment manager to a direct equity fund to be sold to western institutional investors. See "U.S. and Central and Eastern Europe Venture Capital -- Russian Venture Capital Operations" above. Pioneer Bank, in which the Company has a 57.7% interest, is a medium-sized Russian bank with a full currency license that provides a variety of payment services in rubles and hard currency. Pioneer Bank also participates in the Russian government debt market. In February 1998, subsidiaries of the Company signed agreements pursuant to which AS Eesti Forekspank ("Forekspank"), a banking institution based in Tallinn, Estonia, agreed to acquire a 35% ownership interest in Pioneer Bank. This ownership percentage may increase depending on the earnings of the bank over the next three years. Forekspank will also participate significantly in the management of Pioneer Bank.

     In 1997, Russian financial services had revenues and net income of $54.5 million and $5.3 million, respectively. In 1996, this segment had revenues and net income of $21.1 million and $1.3 million, respectively. In 1995, this segment had revenues and net income of $5.8 million and $1.4 million, respectively. In 1997 and 1996, Pioneer Securities had revenues from its brokerage operations of approximately $34.2 million and $1.6 million, respectively. In 1997 and 1996, Pioneer Bank had revenues of approximately $12.3 million and $15 million, respectively, from its banking activities.

FINANCIAL SERVICES -- CZECH REPUBLIC

     In 1995, subsidiaries of the Company organized and began distributing Pioneer Czech Investment Company Trust Fund (the "Pioneer Czech Fund") in the Czech Republic. Pioneer Czech Investment Company, a.s., a wholly owned subsidiary of Pioneer International ("Pioneer Czech"), serves as investment adviser and distributor of participation certificates in the Pioneer Czech Fund. As compensation for its management services, Pioneer Czech receives management fees of 2% of average daily net assets. Pioneer Czech employs 26 full-time persons. As of March 15, 1998, the Pioneer Czech Fund had net assets with a market value of approximately $50 million.

REAL ESTATE MANAGEMENT AND ADVISORY SERVICES

     In 1996, the Company established Pioneer Real Estate Advisors, Inc. ("Pioneer Real Estate") to provide real estate advisory and management services to institutional investors and corporations in the U.S. and in Central and Eastern Europe, primarily Russia and Poland. Pioneer Real Estate is based in Boston and conducts its operations in Russia through representative offices in Moscow and St. Petersburg and a 65%-owned Russian subsidiary and in Poland through a wholly owned subsidiary. Pioneer Real Estate is currently pursuing two primary objectives. First, it seeks to invest and manage capital in the commercial real estate markets of Central and Eastern Europe on behalf of pooled investment vehicles, individual institutional investors and the Company. Second, it seeks to provide advisory services, including property management, facilities management, development management and feasibility and valuation analysis, to the pooled investment vehicles it manages and to third parties.

     In Poland, Pioneer Real Estate is developing a $60 million Polish real property fund (the "Polish Real Estate Fund") to be sold to Polish and Western institutional investors. At March 15, 1998, the Polish Real Estate Fund had received investor commitments in the aggregate amount of $22 million and significant negotiations are underway for the balance of the equity commitments. Pioneer Real Estate will commit to invest $2 million in the Polish Real Estate Fund. Pioneer Real Estate, together with its joint venture partner,

Banc One Capital Corporation, has been selected by the Overseas Private Investment Corporation ("OPIC") to operate and manage a $240 million pooled investment vehicle (the "Pioneer -- Banc One Real Estate Fund") which will invest in commercial property projects in Central and Eastern Europe, primarily Russia and the newly independent states of the former Soviet Union. The Pioneer -- Banc One Real Estate Fund will be funded with $80 million of equity investments from Western institutional investors and $160 million of debt financing guaranteed by OPIC. Pioneer Real Estate will commit to invest $4 million in the Pioneer -- Banc One Real Estate Fund. Pioneer Real Estate expects that the Pioneer -- Banc One Real Estate Fund will become operational in the second quarter of 1998 and the balance of 1998 will be devoted to seeking capital commitments.

     Pioneer Real Estate also manages the real estate activities of the Company's worldwide subsidiaries. In that connection, Pioneer Real Estate, through its representative office in Moscow, manages the Meridian Commercial Towers, an 18 story office tower located in Northern Moscow, which is owned by the Voucher Fund. Pioneer Real Estate currently has 38 employees.

OTHER INVESTMENT MANAGEMENT INITIATIVES

     India. Kothari Pioneer AMC Ltd. ("Kothari Pioneer"), an Indian company of which Pioneering Management owns 45%, Investment Trust of India Limited, an Indian corporation, owns 49%, and the employees of Kothari Pioneer own 6%, serves as investment adviser to 10 private sector mutual funds for Indian citizens. These funds had aggregate net assets of approximately $61 million at March 15, 1998.

     Taiwan. The Company is a 10% participant in a joint venture in Taiwan, which was organized to manage and distribute investments in Taiwanese investment companies.

COMPETITION

     Management and Distribution Services. The mutual fund industry is intensely competitive. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but also with other financial products. Some of the Company's competitors have more products and product lines and substantially greater assets under management and financial resources. The Company believes it is competitive in terms of price and performance with other firms providing similar advisory services to investment companies and to pension plans and endowment funds and with firms engaged in distributing investment company shares.

     The distribution of mutual fund shares has been significantly affected by
(i) the growth in the number of funds available for sale, in particular, no-load funds, the shares of which are sold primarily through direct sales approaches without any sales charge, (ii) the evolution of service fees payable to broker-dealers that provide continuous services to their clients in connection with their investments in a mutual fund, (iii) the aggressive entry of banks and investment banking firms into the industry, and (iv) the development and implementation of complex distribution systems employing multiple classes of shares and master-feeder fund structures. Typically, the underwriter or distributor that pays a service fee is reimbursed by the mutual fund under a plan of distribution pursuant to Rule 12b-1 under the 1940 Act. All of the Funds distributed by Pioneer Distributor now pay such service fees to broker-dealers. See "Domestic Investment Management -- Distribution Activities -- Distribution Plans" above.

     Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the Funds' investment performance. Good performance stimulates sales of the Funds' shares and tends to keep redemptions low. Sales of Funds' shares generate higher management fees and distribution revenues (which are based on assets of the Funds). Good performance also attracts private institutional accounts to Pioneering Management. Conversely, relatively poor performance results in decreased sales and increased redemptions of the Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company. In 1997, the performance of the Funds managed by Pioneering Management was generally competitive with comparable mutual funds offered by others and with relevant indices and benchmarks approved by the Funds' Boards.

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

     Venture Capital. The venture capital industry both in the United States and abroad is extremely competitive. In the process of investing and attempting to raise funds from entities other than the Company, Pioneer Capital and the Company's foreign venture capital subsidiaries must compete with a large number of venture capital firms, many of which have substantially larger staffs, more experience in raising funds, and more capital to invest.

     Real Estate Management and Advisory Business. The real estate management and advisory business both in the United States and abroad is extremely competitive. Pioneer Real Estate must compete with a large number of real estate firms, many of which have been in existence for many years and have substantially more resources than those available to Pioneer Real Estate.

REGULATION

     Each of the Funds is registered under the 1940 Act and the Securities Act of 1933, as amended. As registered investment companies, the Funds are subject to extensive regulation governing all aspects of their operations. In addition to being subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC"), the Funds are also subject to certain limited regulation by the securities regulators in all 50 states and in the foreign jurisdictions in which certain of the Funds are registered.

     Pioneer Distributor, as a registered broker-dealer under the Securities Exchange Act of 1934, as amended (the "1934 Act"), is required, among other things, to maintain certain records, file reports with the SEC, supervise employees and deal fairly with customers, all in accordance with the 1934 Act and the rules and regulations promulgated thereunder. Pioneer Distributor is also registered as a broker-dealer in all 50 states and, as such, is subject to regulation by the state securities regulators in all such states. Pioneer Distributor is a member of the NASD, a securities industry self-regulatory body which is itself regulated by the SEC under the 1934 Act. As a member of the NASD, Pioneer Distributor is required to abide by the standards, including pricing practices, set forth in the Articles of Incorporation, the By-Laws and the Rules of Fair Practice of the NASD.

     Pioneering Management, as investment manager of the Funds, adviser to the Institutional Accounts and investment adviser to the Irish Funds, is registered pursuant to the Investment Advisers Act of 1940, as amended, and as such is subject to certain recordkeeping, SEC reporting, compensation and supervisory rules and regulations.

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

     Pioneer Global Bond Fund Plc, Pioneer Global Equity Fund Plc, Pioneer U.S. Real Estate Fund Plc, Pioneer European Equity Fund Plc and Pioneer Central and Eastern European Fund Plc are each authorized by The Central Bank of Ireland under the European Communities (Undertakings for Collective Investment in

Transferable Securities) Regulations, 1989 (S.I. No. 78 of 1989) of Ireland. Pioneer DM Cashfonds Plc is authorized by The Central Bank of Ireland as an investment company with "designated" status pursuant to Part XIII of the Companies Act, 1990.

CONTRACTUAL RELATIONSHIPS

     The businesses of the Company, Pioneering Management, Pioneer Distributor, Pioneering Services, Pioneer First Polish, FSL and Pioneer Ireland are dependent upon their associations and contractual relationships with the funds they serve. In the event any of the management contracts, underwriting contracts or service agreements were canceled or not renewed pursuant to the terms thereof, the Company may be substantially adversely affected. The Company, Pioneering Management, Pioneer Distributor, Pioneering Services, Pioneer First Polish, FSL and Pioneer Ireland consider their respective relationships with such funds to be good and they have no reason to believe that their respective management, underwriting and service contracts will not be negotiated on a reasonable basis in the future; however, there is no assurance that such funds will continue these relationships.

RELATIONSHIP WITH INSTITUTIONAL ACCOUNTS

     Pioneering Management's advisory agreements with its institutional investors are generally terminable on short notice. The trustees or corporate officials who control such accounts are usually free to change investment advisers without cumbersome legal procedures. In the past, private accounts have terminated their agreements with Pioneering Management for various reasons such as performance, business combinations which result in the merging of accounts advised by Pioneering Management into accounts managed by other investment advisers, or changes in the structure or funding of pension plans.

                          NATURAL RESOURCE DEVELOPMENT

GOLD MINING

     The results of the gold mining business are substantially attributable to the operations of Teberebie Goldfields Limited ("TGL"), the principal operating subsidiary of the Company's indirect wholly owned subsidiary, Pioneer Goldfields, a corporation organized under the laws of Guernsey, Channel Islands, which conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited, a corporation organized under the laws of the Republic of Ghana. TGL is engaged in the exploration, mining, and processing of gold ore on a mining concession located in the Western Region of the Republic of Ghana. The Republic of Ghana holds the remaining 10% ownership interest in TGL. Gold mining results are also affected by the exploration activities in the Russian Far East of Closed Joint-Stock Company "Tas-Yurjah Mining Company," a Russian Company in which the Company has a 52.5% beneficial interest. Exploration costs are charged to operations as incurred.

     TGL shipped approximately 263,000 ounces of gold in 1997, contributing $89.5 million to the Company's revenues. In 1996 and 1995, TGL shipped approximately 203,000 and 236,000 ounces of gold, respectively. A three-year financial summary for the gold mining business segment is shown below:

                                              1997             1996             1995
                                          (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                          -------------    -------------    -------------
Revenues................................     $ 89.5           $ 78.3            $90.2
Net Income..............................     $ (2.8)          $  2.6            $14.0
Total Assets............................     $152.9           $149.6            $82.8

     The effective tax rate (credit) (U.S., Russia and Ghana combined) for the gold mining segment in 1997, 1996 and 1995 was (15%), 32% and 35%, respectively.

  TEBEREBIE GOLDFIELDS LIMITED

     Organization and Mining Lease. In 1986, the Company and a joint venture partner organized TGL for the purpose of evaluating the feasibility of mining gold on several tracts of land in the Teberebie concession area ("Teberebie") in the Republic of Ghana. In February 1988, TGL entered into a mining lease with the Republic of Ghana (the "Government") pursuant to which TGL received exclusive gold mining rights for a term of 30 years. Under this lease, the Government is entitled to annual royalties of between 3.0% and 12.0% of TGL revenue, which rate will vary based on TGL's operating profit margin and its level of capital expenditures, and is assured a continuing 10% equity interest in TGL. In April 1989, the Company purchased the joint venture partner's interest for $3.7 million, primarily in cash. In 1992, TGL was granted a second 26-year mining lease over two contiguous areas to the north and west of the original lease area, the terms of which are substantially similar to the original lease. Since the commencement of commercial production in 1991, TGL has paid royalties to the Government in the amount of 3.0% of TGL's annual revenue.

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

     Geology. The basement rocks of Ghana are precambrian in age and form part of a regional structure known as the West African Shield. The rocks that constitute the West African Shield are both sedimentary and igneous in origin. These rocks have been subjected to pressure and temperature alteration and deformation. Some of the altered rocks (metamorphic rocks) have a greenish coloration, and areas exhibiting these features are known as greenstone belts. There are a number of greenstone belts around the world. They attract the attention of commercial geologists because various minerals, particularly gold, are associated with them. In Ghana, the major gold producers operate along various prominent gold-bearing belts that extend for a distance of some 300 kilometers in a trend from northeast to southwest. These gold-bearing belts consist of both greenstone and sedimentary formations. TGL mines the sedimentary formations.

     Locally, the thick sedimentary sequence is called the Tarkwaian system and gold is found in the upper, coarser horizons. At Teberebie, gold occurs in a sedimentary sequence known as the Banket formation. This formation consists of a series of sedimentary strata with siltstones, mudstones and sandstones interspersed with some coarser pebble horizons. Where the well-rounded pebbles are particularly large, the horizon is known as a conglomerate. Gold is found in the matrix that binds these pebbles together. The Banket formation has broad similarities to the Witwatersrand reef conglomerate in South Africa. As such, it is younger than the Birimian greenstone rocks that underlie it. The region has been subject to folding, faulting and shearing. Structurally, the Banket formation consists of a gently folded syncline, trending from northeast to southwest. The western limb of the syncline extends over 6.5 kilometers on the property, with the eastern limb reaching the surface just beyond the eastern boundary of the mining concession. The western and eastern limbs outcrop on the surface about four kilometers apart. At the center of the syncline at Teberebie, the mineralized horizons are some 400 meters below surface. In the south, the western limb dips to the east at about 35 degrees. This dip flattens toward the north where it is approximately only ten degrees.

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

     Reserves (proven and probable categories) represent that portion of TGL's resource which can be reasonably assumed to be economically and legally extracted based on demonstrated practice or detailed tests and studies. The contained ounces are the product of the estimated ore tonnes multiplied by the grade. These reserves have been adjusted for anticipated losses resulting from mining activities, but do not reflect recovered product.

     TGL's proven and probable gold reserves as of December 31, 1997 are set forth in the table below. The design cut-off grade used to delineate the reserves is 0.58 grams per tonne (g/t) of ore at a gold price of $340 per ounce. An independent mining consultant has certified these reserves.

                    PROVEN AND PROBABLE RESERVES ($340/OZ.)

                                                                       CONTAINED GOLD,
                                        TONNES (ORE)    GRADE (G/T)        OUNCES
                                        ------------    -----------    ---------------
Total Reserves........................  159,180,000        1.19           6,090,000

     TGL's last reported proven and probable reserve estimate was 9.1 million ounces as of December 31, 1995. Approximately 1.7 million ounces of the decrease in proven and probable reserves is attributable primarily to the use in the mine model of a lower gold price ($340 per ounce versus $385 per ounce) and normal reduction for mine production during 1996 and 1997. The balance of the difference is attributable to allowances for previously reported slope instability issues, haul road refinements and physical mine design parameters, and miscellaneous refinements associated with the transition to more comprehensive mine modeling software. Based on the current mining method (bulk mining and heap leaching) at TGL, it is estimated that recoverable gold from these open pit reserves will aggregate approximately 4.9 million ounces. Reported gold reserves are estimates. As such, no assurance can be given that the indicated quantities of gold will be produced. In addition, gold price fluctuations may render ore reserves containing relatively lower grades of gold mineralization uneconomic to mine. At December 31, 1997 and March 1, 1998, the market price of gold was $290 per ounce and $297 per ounce, respectively.

     Mining and Processing. The Teberebie mine is a conventional open pit, heap leach operation. Mining at Teberebie is a technically simple drill and blast, load and haul operation, carried out on three contiguous ridges along a strike length of some 6.5 kilometers. The ridges, running from south to north, are named Teberebie, Awunaben and Mantraim. The mine is currently an open pit mine operating from two pits, the Teberebie/Awunaben pit and the Mantraim pit.

     TGL processes its ore using a conventional heap leach operation at three locations on the Teberebie concession: the East, West, and South Plants. Each plant was developed during successive phases of project development (see "Development and Expansion" below). The recently completed Phase III mine expansion, increased annual crushing capacity to approximately 12 million tonnes of ore. Ore is crushed in the near-pit gyratory crusher which serves as the primary crusher for the West Plant and the new South Plant. A jaw crusher, with a capacity of 3.0 million tonnes per year, continues to be the primary crusher for the original East Plant. Cement is added to the crushed ore to bind the ore and to raise its alkalinity to a level conducive to cyanide leaching. The agglomerate of ore and cement is then placed on a heap leach and is then treated with a diluted cyanide solution that percolates through the material dissolving the gold. The diluted cyanide solution containing the dissolved gold drains into collection ponds. From there, the solution is pumped to an adjacent adsorption desorption refinery plant (the "ADR Plant") where it passes through a series of activated carbon adsorption columns. The gold contained in the solution is adsorbed onto the carbon and the solution is then recirculated to the barren solution pond where it is refortified with sodium cyanide. Gold is then chemically stripped from the carbon adsorption columns and recovered from the stripper solution by electrowinning onto stainless steel cathodes. The cathodes are removed approximately every two weeks at each ADR Plant, at which time the gold sludge is washed off and dried. The sludge is then mixed with flux and smelted to produce dore.

     Gold Production and Sales. TGL began shipping gold in October 1990. In the second quarter of 1991, the mine reached then commercially feasible production levels (about 1,000 ounces per week), and reached full production levels (about 2,000 ounces per week) during the fourth quarter of 1991. Set forth below is a chart showing TGL's gold shipments for the years ended December 31, 1997, 1996 and 1995:

                                                 1997        1996        1995
                                               (OUNCES)    (OUNCES)    (OUNCES)
                                               --------    --------    --------
TGL Gold Shipments...........................   263,000     203,000     235,000

     During 1997, gold production increased to 263,000 ounces of gold or 5,100 ounces per week. During the year, TGL implemented its Phase III mine expansion, including the start-up of the new gyratory crusher and South Plant and modifications to the West Plant. Also, TGL produced its one-millionth ounce of gold in January 1997. Gold production in 1998 is estimated to be approximately 340,000 ounces.

     The average realized price of gold sold by TGL during 1997, 1996 and 1995 was $340, $385 and $383 per ounce, respectively. With the exception of 1997, the average realized price was based on the market spot price of gold at the time of sale. In 1997, the average realized price of gold includes proceeds from the sale of floor program options of $15 per ounce. Spot prices of gold fluctuate widely and are affected by a number of factors including supply and demand, inflation expectations, the strength of the U.S. dollar and interest rates.

     At present, TGL does not enter into forward gold sales or otherwise engage in gold price hedging. In the fourth quarter of 1996, TGL entered into a series of put options which secured a minimum selling price of $340 per ounce to cover 1997 estimated production. When the market price of gold declined below $340 per ounce between February and December 1997, the Company continued to ship gold to the refineries and sold the put options, receiving payment for the difference between the market price of gold and approximately $340 per ounce. In May 1997, TGL purchased additional options at an exercise price of $320 per ounce to cover estimated production for the first four months of 1998. The Company may consider additional hedging strategies if and when it deems circumstances appropriate.

     TGL's cash costs per ounce and total costs per ounce for 1997, 1996 and 1995 are summarized on the following table:

                                                         1997    1996    1995
                                                         ----    ----    ----
Cash Costs Per Ounce...................................  $230    $266    $198
Total Costs Per Ounce..................................  $337    $361    $277

     Development and Expansion. TGL has completed three major capital expenditure programs at the Teberebie mine to date, designated Phase I, Phase II and Phase III. Phase I included the development of the mine site and the construction of the crushing and processing facility known as the East plant. Phase II, which was completed in 1994, included the construction of a crushing and processing facility that replicated the East plant and is known as the West plant. Phase III, which was completed in 1997, included a further heap leach operation and a near-pit gyratory crushing facility which acts as a primary crushing facility for both the existing West Plant and the new South Plant. The Phase III mine expansion increased annual crushing capacity to 12 million tonnes of ore. The Phase III expansion plan did not require the construction of a third ADR Plant to support the South Plant. Instead, the existing ADR Plant at the West Plant was upgraded with a second carbon absorption train and a modified stripping circuit. The first gold pour associated with the South Plant occurred in April 1997, but the plant was not fully operational until the fourth quarter. The cost of the Phase III mine expansion aggregated approximately $56 million, including 1997, 1996 and 1995 capital expenditures of $5.4 million, $48.1 million and $2.6 million, respectively.

     Customers. During the year ended December 31, 1997, gold sales aggregated $89.5 million. During 1997, gold shipments from TGL in Ghana to two unaffiliated European refiners accounted for $43.9 million and $41 million, respectively, of total sales, or 95% of such sales. Because of the worldwide demand for gold, the Company does not believe that the loss of such customers would have a material adverse effect on the Company or its subsidiaries. The remaining 5% of sales related to the sales of put options associated with TGL's gold price floor program and the sale of carbon residue with gold value to a Ghanaian firm.

     Employees. At March 1, 1998, TGL had 1,469 employees, 1,433 of which are Ghanaians. The terms of employment and compensation for junior TGL staff, known as monthly rated employees, are determined pursuant to a collective bargaining agreement between TGL and the Ghana Mineworkers' Union. The terms of the collective agreement (other than pay levels) are negotiated every three years. Pay levels are negotiated annually. The current collective bargaining agreement expires in January 1999. TGL experienced a two-day work stoppage in each of 1994 and 1996. The 1994 work stoppage was related to the annual pay level negotiations under the union contract. The 1996 work stoppage was related to two employee dismissals resulting from a determination by TGL and local union officials that the employees had violated the disciplinary code. The union did not organize the 1996 work stoppage. Neither work stoppage had a material effect on TGL's operations and TGL continues to believe that its relations with its employees are excellent.

     There is, however, a shortage of available labor with the requisite skills and experience necessary to operate large-scale mining equipment. TGL has experienced and continues to experience some difficulty in recruiting employees with the necessary skills. With the continued development of mines in Ghana, and in the vicinity of the Teberebie mine, in particular, the shortage will likely continue and perhaps become more acute.

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

     In 1994, the Ghana Environmental Protection Agency (the "GEPA") was established to regulate environmental matters to ensure implementation of government policies concerning the environment. In May 1994, the Minister of the Environment, through the Minerals Commission, produced legislative proposals relating to the environmental regulation of mines and the GEPA produced draft guidelines relating to air and water quality. The management of TGL regarded these guidelines as satisfactory and workable. These guidelines were followed by the publication for consultation of draft regulations that provoked considerable controversy among the mining community in Ghana and were subsequently withdrawn. In January 1997, the GEPA published for comment revised draft effluent water quality water regulations. The comment period has expired, and the draft effluent water quality regulations are being implemented as guidelines. It is not possible at this time to determine the effect, if any, the new regulations may have on TGL's operations.

     In the first quarter of 1994, the Republic of Ghana enacted the Minerals and Mining (Amendment) Act of 1994 which reduced the income tax rate for mining companies from 45% to 35%. Pursuant to the terms of the MML, income taxes may be deferred until recovery of capital investment. Accordingly, deferred taxes at December 31, 1997, 1996 and 1995, were $7.6 million, $9.6 million and $7.5 million, respectively. Income taxes were deferred during all of 1996 and 1997. Income tax payments to the Republic of Ghana during 1995 were $14.1 million. Of such taxes paid in 1995, $5.5 million was attributable to the tax year ended December 31, 1994.

     Insurance. The Company maintains $65.5 million of "political risk" insurance principally from OPIC, covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. The OPIC equity and retained earnings coverage is presently limited to a ceiling of $63.1 million; however, the Company intends to apply to increase the ceiling in 1998. There can be no assurance that such OPIC insurance will become available in 1998. The Company also secured $9 million foreign exchange exposure insurance from another source to hedge 90% if its exposure to a limited recourse provision contained in the OPIC Phase III expansion financing. In addition to other commercial insurance coverage, TGL has secured business interruption coverage of up to $19.0 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

     Recent Developments. TGL estimates 1998 gold production at approximately 340,000 ounces. The estimate has been decreased by 20,000 ounces from TGL's previously reported target of 360,000 ounces reflecting lower than expected crushing equipment availability in the first quarter of 1998. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, including electrical power and fuel, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to changing weather conditions and dependent on the continued political stability in the Republic of Ghana.

     In early 1998, the Republic of Ghana experienced power shortages which adversely affected TGL's ability to crush and process ore. Presently, certain processes at the mine are supported by back-up power generation equipment. TGL is in the process of leasing additional equipment to support all of its power generation requirements. The use of such equipment will increase the power costs per tonne processed.

  EXPLORATION ACTIVITIES OF PIONEER GOLDFIELDS

     Since the end of 1993, in addition to continuing to develop the Teberebie mine, Pioneer Goldfields has increased its exploration activities in the Republic of Ghana and in other African countries. These activities are currently conducted by TGL in Ghana and by Pioneer Goldfields in Niger. In 1997, Pioneer Goldfields discontinued exploration activities in Zimbabwe. As a result, Pioneer Goldfields is in the process of dissolving its Zimbabwe-registered company, Lobengula Exploration and Mining Company, Ltd. In 1997, Pioneer Goldfields incurred exploration costs of approximately $1.9 million, approximately $1.7 million of which related to exploration activities outside of Ghana. In 1996, Pioneer Goldfields incurred exploration costs of approximately $1.3 million, approximately $1.2 million of which related to exploration activities outside of Ghana.

  EXPLORATION ACTIVITIES OF TAS-YURJAH MINING COMPANY

     In 1994, the Company entered into a joint venture, Closed Joint-Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), with a Russian company to explore potential gold mining properties in the Khabarovsk Territory of the Russian Far East. The Company currently owns a 50% direct interest and a 2.5% indirect interest in Tas-Yurjah. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). Tas-Yurjah plans to conduct drilling and geochemical and geological surveys to further examine anomalies located in the licensed area during 1998. At December 31, 1997, the Company had expended approximately $3.9 million for exploration work related to Tas-Yurjah, of which $1.7 million had been expended in 1997. The Company expects to spend approximately $2.1 million for exploratory work at Tas-Yurjah in 1998.

TIMBER VENTURES

     The Company holds a majority controlling interest in three companies located in the Khabarovsk Territory of the Russian Far East, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"), Closed Joint-Stock Company "Amgun-Forest" ("Amgun-Forest") and Closed Joint-Stock Company "Udinskoye" (Udinskoye"). The Company has consolidated its ownership of these three companies under its wholly owned subsidiary, Pioneer Forest, Inc. ("Pioneer Forest"). Of the three companies, Forest-Starma is the only company which is operational. Forest-Starma, which is located on Siziman Bay in the Vanino district of the Khabarovsk Territory, has developed a modern logging camp, including a harbor facility, from which it exports timber to markets in the Pacific Rim, primarily Japan and South Korea.

     Leasehold and Cutting Rights. Forest-Starma, Amgun-Forest and Udinskoye have each entered into long-term lease arrangements that provide significant leasehold acreage and annual cutting rights. In the aggregate, the three subsidiaries have leasehold rights in the Russian Far East comprising 926,400 hectares (approximately 2.3 million acres), with annual cutting rights of approximately 1.0 million cubic meters. Forest-Starma is actively engaged in negotiations to expand its existing leasehold. The current leasehold rights of each of the projects are set forth below:

                                     FOREST-STARMA    AMGUN-FOREST    UDINSKOYE
                                     -------------    ------------    ---------
Hectares (acres)...................     240,000*          485,400      201,000
                                       (593,000)*      (1,200,000)    (497,000)
Annual Cutting Rights (m(3)).......     361,000*          350,000      300,000

---------------

* Forest-Starma is in the process of finalizing lease agreements for additional leasehold rights that will give it total cutting rights of approximately 555,000 cubic meters over a territory of 390,100 hectares (approximately 964,000 acres).

     Ownership Structure. Pioneer Forest currently has a 95% direct interest in Forest-Starma. The Company has signed an agreement to acquire an additional 2% direct interest in Forest-Starma. The transfer is currently awaiting regulatory approvals. Pioneer Forest also has an 80.6% direct interest and 7.1% indirect interest in Amgun-Forest and a 72% direct interest and 4.2% indirect interest in Udinskoye.

     Timber Operations. Timber is harvested at Forest-Starma according to international sustainable development standards using advanced planning and implementation of the best available management practices as defined in the U.
S. Forest Service stewardship guidelines and the United Nations Conference on Environment and Development principles. Five production crews consisting, in aggregate, of four harvesters, eight skidders, and five processors form the backbone of the logging operation. The harvesters cut the trees which are then skidded to five processors which delimb and buck the timber into logs. The logs are hauled on company constructed roads by log trucks approximately 50 kilometers to a lower landing log yard for sorting and scaling prior to shipment. The lower landing is equipped with log loaders and other equipment necessary for maintaining the log yard and delivering sorted logs to the harbor for shipment. Sorted logs are delivered to the harbor based upon a manifest received from Forest-Starma's marketing agent, Rayonier, Inc. The logs are then delivered to the dock and placed on ships by crane. Forest-Starma has constructed and maintains a self-contained camp with living quarters for between 250 and 300 workers, a modern maintenance and parts facility, on site offices and advanced communications equipment.

     Timber Production. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber (acquired in the development phase) totaling approximately 30,000 cubic meters occurred in the third and fourth quarter of 1995. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber (acquired in the development phase). Since the project was still in the development phase, the related revenues of $10.1 million were used to offset capitalized interest and development costs. In January 1997, Forest-Starma commenced commercial production of timber and amortization of deferred development costs. During 1997, Forest-Starma produced and shipped 257,000 cubic meters and 194,000 cubic meters of timber, respectively. Forest-Starma is expected to produce approximately 360,000 cubic meters of timber in 1998. A three-year financial summary for the timber business segment is shown below:

                                              1997             1996             1995
                                          (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                          -------------    -------------    -------------
Revenues................................      $11.9            $ -0-            $ -0-
Net Income..............................      $(6.7)           $(0.5)           $ -0-
Total Assets............................      $51.0            $43.4            $33.2

     Customers. In 1997, Forest-Starma shipped 57% of its timber to six unaffiliated customers in Japan and 43% of its timber to eight unaffiliated customers in South Korea.

     Employees. At March 1, 1998, Forest-Starma had 543 Russian employees. In addition, 14 expatriate employees and consultants of the Company's employment company subsidiary are seconded to Forest-Starma. At Amgun-Forest and Udinskoye, there are 20 and 10 employees, respectively, all of whom are Russians. Such employees are not unionized nor are they a party to a collective bargaining agreement. Salaries are determined annually based on the prevailing market prices for timber industry employees within the region.

     Capital Structure. Capital required by this venture is now projected at approximately $59.9 million through the end of 1998. At December 31, 1997, project financing aggregated $54.3 million, including $38.2 million in subordinated debt and accrued interest provided by the Company, $8.7 million in unpaid liabilities to the Company for ongoing operating expenses and $7.4 million in outstanding third party financing. The Company expects to convert approximately $15 million of subordinated debt to equity in 1998. Forest-Starma completed a $9.3 million project financing with OPIC in July 1996, of which $7.4 million remained outstanding at December 31, 1997. As a condition to the OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. Scheduled third-party debt service for 1998 is expected to aggregate $2 million. Direct investment in Forest-Starma by the Company aggregated $38.3 million at December 31, 1997.

     Insurance. In connection with its investment in Forest-Starma, the Company has secured OPIC political risk insurance in an amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings. In addition, the Company has secured OPIC business income loss insurance of up to $5 million for Forest-Starma.

     Amgun-Forest and Udinskoye. The Amgun-Forest timber project is located in the Polina Osipenko District of the Khabarovsk Territory, approximately 150 kilometers northwest of the city of Komsomolsk-on-Amur and further inland than Forest-Starma. Duharian Larch, Yeddo Spruce and Amur Fir are the principal commercial tree species in the project area, with larch constituting approximately 67% of the exportable product and whitewood (Yeddo Spruce and Amur Fir together) constituting the balance. The Udinskoye timber project is also located in the Polina Osipenko District of the Khabarovsk Territory, west of the Amgun-Forest timber project. The project area encompasses the towns of Kherpuchi, Oglongi and Udinsk. Duharian Larch is the principal commercial tree species in the project area, with a small component of Yeddo Spruce.

     Pioneer is considering developing Amgun-Forest and Udinskoye, and both projects are currently undergoing feasibility analysis. Depending upon factors such as capital availability, management resources, market demand and the stabilization of larch prices, Pioneer may elect to develop these projects in the future. Since inception, the Company provided funding and services to Amgun-Forest and Udinskoye aggregating $3.8 million, including $1 million in 1997.

METALS VENTURES

     Since 1991, a subsidiary of the Company, Pioneer Metals and Technology, Inc., has been involved in a development-stage business in Russia, through its subsidiary, for the manufacture, production and sale of powdered metals, permanent magnets and various trading endeavors.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Annual Report on Form 10-K, including information with respect to the Company's plans and strategies for its worldwide financial services and natural resource development businesses, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "projects," "estimates" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in the 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" which is hereby incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company and its subsidiaries conduct their principal operations from leased premises with approximately 157,000 square feet at 60 State Street, Boston, Massachusetts, under two leases. The first to expire of these leases (which covers substantially all of the space) expires in 2002, with two five-year renewal options. The rent expense for these premises was approximately $3.5 million in 1997. The Company believes that its facilities are adequate for its current needs and that additional space will be available as needed.

     Teberebie Goldfields Limited, conducts mining operations in Tarkwa, Ghana. The Republic of Ghana has granted TGL land concessions of approximately 42 square kilometers. The operating facilities included on the Teberebie mine site include approximately 48 housing and office buildings, one gyratory crusher, two three-stage crushing plants, one four-stage crushing plant, heap leaching facilities and ponds, two processing plants and refineries, a clinic, a laboratory, a warehouse and an eight-bay maintenance shop for heavy equipment. TGL believes that its facilities are generally in a state of good repair and adequate for its current needs and that additional facilities will be constructed as needed.

     In December 1992, Pioneer First Polish purchased a 38-year capital lease, convertible to perpetual use, on a two-year-old, 373-square-meter office building in Warsaw. Pioneer First Polish is currently subleasing the property to an unaffiliated corporation for a three-year term that commenced on March 1, 1995. Through March 1999, the Company's Polish subsidiaries have leased approximately 2,000 square meters of office space in Warsaw. FSL also leases approximately 1,400 square meters of office space and 502 square meters of storage space in Warsaw. The terms of the leases range from one to five years.

     The Company's 95%-owned subsidiary, Forest-Starma, is pursuing the development of timber production in the Khabarovsk Territory of Russia under two long term leases comprising 340,000 hectares (approximately 593,000 acres) in the aggregate with annual cutting rights of 361,000 cubic meters. Forest-Starma is in the process of finalizing lease agreements for additional leasehold rights that will give Forest-Starma total cutting rights of approximately 555,000 cubic meters over a territory of 390,100 hectares (approximately 964,000 acres). Amgun-Forest and Udinskoye, the Company's other majority-owned Russian timber ventures, each have a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters. The Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters.

ITEM 3.  LEGAL PROCEEDINGS.

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

                NAME                   AGE   POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
                ----                   ---   -----------------------------------------------------------
John F. Cogan, Jr. ..................  71    President, Chief Executive Officer and Chairman of the
                                             Board of the Company since 1962. Chairman of Pioneering
                                             Management since 1993 and President of Pioneering
                                             Management from 1962 to 1993. Director of Pioneering
                                             Management since 1962. Chairman and Director of Pioneer
                                             Distributor. Chairman, President and Trustee of each of the registered investment companies in the Pioneer Family of
                                             Mutual Funds. President and Director of Pioneer
                                             International, Pioneer Omega and Pioneer First Russia.
                                             Director of Pioneering Services, Pioneer Capital, Pioneer
                                             Real Estate and Pioneer Forest. Chairman and Director of
                                             Pioneer Goldfields, TGL, Closed Joint Stock Company Company
                                             "Pioneer Metals International", Forest-Starma, Pioneer
                                             Investments ("Pioneer Investments"), Amgun-Forest and
                                             Udinskoye. Chairman of Supervisory Board of Pioneer First
                                             Polish, Pioneer Czech and Pioneer Fonds Marketing. Director
                                             of Pioneer Ireland and each of the Irish Funds. Chairman of
                                             Global Funds Distributor. Senior Partner of the Boston law
                                             firm, Hale and Dorr LLP, counsel to the Company.
Robert L. Butler.....................  57    Executive Vice President of the Company since 1985.
                                             Director of the Company since 1988. President and Director of Pioneer Distributor since 1989. Director of Pioneering
                                             Management, Pioneering Services, Pioneer International and
                                             Pioneer Real Estate. Member of Supervisory Board of Pioneer
                                             First Polish and Pioneer Czech. Vice Chairman of the
                                             Supervisory Board of Pioneer Fonds Marketing. Director of
                                             Pioneer Ireland and each of the Irish Funds. Deputy
                                             Chairman and Managing Director of Global Funds Distributor.
                                             Previously, Vice President of the NASD.
David D. Tripple.....................  54    Executive Vice President of the Company since 1986.
                                             President of Pioneering Management since 1993 and Chief
                                             Investment officer and Director of Pioneering Management
                                             since 1986. Executive Vice President of Pioneering
                                             Management from 1986 to 1993. Executive Vice President and trustee of each of the registered investment companies in
                                             the Pioneer Family of Mutual Funds. Director of Pioneer
                                             Distributor, Pioneer Capital, Pioneer International,
                                             Pioneer Investments, Pioneer Real Estate, Pioneer Omega,
                                             Pioneer First Russia, Pioneer Ireland and each of the Irish
                                             Funds. Member of Supervisory Board of Pioneer First Polish
                                             and Pioneer Czech.
William H. Keough....................  60    Senior Vice President and Chief Financial Officer of the
                                             Company since 1986. Treasurer of the Company, Pioneer
                                             Distributor, Pioneering Management, Pioneering Services,
                                             Pioneer Capital, Pioneer International, Pioneer Real
                                             Estate, Pioneer Omega and Pioneer First Russia. Treasurer
                                             of each of the registered investment companies in the
                                             Pioneer Family of Mutual Funds.
Timothy T. Frost.....................  42    Vice President of the Company since 1995. Director and Vice
                                             President of Pioneer Omega and Pioneer First Russia. Senior
                                             Vice President of Pioneer International. Vice President of
                                             Pioneer Real Estate. Previously, Managing Director of
                                             Financial Services Volunteer Corps.

                NAME                   AGE   POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
                ----                   ---   -----------------------------------------------------------
Lucien Girard, III...................  64    Vice President of the Company. Managing Director and Chief
                                             Executive of Pioneer Goldfields and TGL. Director of
                                             Pioneer Metals and Technology, Inc. ("Pioneer Metals").
Stephen G. Kasnet....................  52    Vice President of the Company since 1995. President of
                                             Pioneer Real Estate since January 1996. Trustee and Vice
                                             President of Pioneer Real Estate Shares and Vice President
                                             of Pioneer Variable Contracts Trust. Previously, Managing
                                             Director, First Winthrop Corporation and Winthrop Financial
                                             Associates. Chairman of the Board of Warren Bancorp and
                                             Warren Five Cents Savings Bank and Director of Bradley Real
                                             Estate, Inc.
John F. Lawlor.......................  64    Vice President of the Company and Pioneering Management.
                                             Director of Pioneer Goldfields, TGL, Forest-Starma, Amgun-
                                             Forest, Udinskoye Closed Joint Stock Company "Pioneer
                                             Metals International", Pioneer Forest, Pioneer Ireland and
                                             each of the Irish Funds. Director and Vice President of
                                             Pioneer Metals.
Alicja K. Malecka....................  51    Vice President of the Company and Pioneer Real Estate.
                                             Senior Vice President of Pioneer International. President
                                             of Pioneer First Polish, the Polish Funds and Pioneer
                                             Investment Poland, Sp.zo.o. Member of the Supervisory Board
                                             of FSL and Pioneer Czech.
Frank M. Polestra....................  72    Vice President of the Company since 1975. President and
                                             Director of Pioneer Capital since 1981. President and
                                             Director of Pioneer SBIC Corp.
William H. Smith, Jr.................  62    Vice President of the Company and President and Director of
                                             Pioneering Services since 1985. Vice President and Director of Pioneer International. Director of Pioneer Ireland and
                                             each of the Irish Funds. Member of the Supervisory Board of
                                             FSL. Previously, President of Securities Fund Services,
                                             Inc. between 1981 and 1985.
Joseph P. Barri......................  51    Secretary of the Company since 1978. Secretary of each of
                                             the registered investment companies in the Pioneer Family
                                             of Mutual Funds, Pioneering Management, Pioneer Capital,
                                             Pioneer Distributor, Pioneering Services, Pioneer Omega,
                                             Pioneer First Russia and Pioneer International. Senior
                                             Partner of the Boston law firm, Hale and Dorr LLP, counsel to the Company.
Robert P. Nault......................  34    General Counsel and Assistant Secretary of the Company
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference from the 1997 Annual Report to Stockholders under the captions "Information Relating to Shares," "Dividends on Common Stock" and "Price Range of Common Stock."

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference from the 1997 Annual Report to Stockholders under the caption "Five Year Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from the 1997 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The quantitative and qualitative disclosures about market risk are not effective for the Company for this filing. The accounting policy disclosures have been included in the Notes to the Consolidated Financial Statements which are included in the 1997 Annual Report to Stockholders and incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated by reference from the 1997 Annual Report to Stockholders under the caption "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers," "Election of Directors," "Directors' Meetings and Fees," "Committee Meetings," "Executive Compensation," "Stock Option Grants and Exercises," "Certain Transactions" and "Compliance with Section 16 of the Securities Exchange Act of 1934." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Company."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are included as part of this Annual Report on Form 10-K.

1.  FINANCIAL STATEMENTS:

Report of Independent Public Accountants....................    33*
Consolidated Statements of Income for the Three years Ended
  December 31, 1997.........................................    34*
Consolidated Balance Sheets as of December 31, 1997 and
  1996......................................................    35*
Consolidated Statements of Changes in Stockholders' Equity
  for the Three Years Ended December 31, 1997...............    36*
Consolidated Statements of Cash Flows for the Three Years
  Ended December 31, 1997...................................    37*
Notes to Consolidated Financial Statements..................    38*

---------------

* Refers to page number in 1997 Annual Report to Stockholders. Each such financial statement or report is hereby incorporated herein by reference to the 1997 Annual Report to Stockholders which is filed as an exhibit to this report.

2.  FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.  EXHIBITS:

     The exhibits filed with or incorporated into this Annual Report on Form 10-K are listed on the "Index to Exhibits" below.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.

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

                     SIGNATURE                                     TITLE                     DATE
                     ---------                                     -----                     ----

              /s/ JOHN F. COGAN, JR.                 Principal Executive Officer and    March 30, 1998
---------------------------------------------------  Director
                JOHN F. COGAN, JR.

               /s/ WILLIAM H. KEOUGH                 Principal Financial Officer and    March 30, 1998
---------------------------------------------------  Principal Accounting Officer
                 WILLIAM H. KEOUGH

               /s/ ROBERT L. BUTLER                  Director                           March 30, 1998
---------------------------------------------------
                 ROBERT L. BUTLER

               /s/ MAURICE ENGLEMAN                  Director                           March 30, 1998
---------------------------------------------------
                 MAURICE ENGLEMAN

               /s/ ALAN J. STRASSMAN                 Director                           March 30, 1998
---------------------------------------------------
                 ALAN J. STRASSMAN

               /s/ JASKARAN S. TEJA                  Director                           March 30, 1998
---------------------------------------------------
                 JASKARAN S. TEJA

               /s/ DAVID D. TRIPPLE                  Director                           March 30, 1998
---------------------------------------------------
                 DAVID D. TRIPPLE

               /s/ JOHN H. VALENTINE                 Director                           March 30, 1998
---------------------------------------------------
                 JOHN H. VALENTINE

                               INDEX TO EXHIBITS

     EXHIBIT NO.                                      EXHIBIT
     -----------                                      -------
   3.1(17)             --   Certificate of Incorporation, as amended
   3.2(1)              --   By-Laws, as amended
  10.1(15)             --   Form of Management Contract with Pioneer Mutual Funds
  10.2(15)             --   Form of Investment Company Service Agreement with Pioneer
                            Mutual Funds
  10.3(1)(7)           --   Retirement Benefit Plan and Trust
  10.4(5)(7)           --   1988 Stock Option Plan, as amended
  10.5(5)              --   Lease, dated as of July 3, 1991, between the Trustees of 60
                            State Street and the Company
  10.6(2)(7)           --   Form of Employment Agreements with Regional Vice Presidents
  10.7(15)             --   Revised Form of Underwriting Contract with Pioneer Funds
  10.8(3)(7)           --   1990 Restricted Stock Plan
  10.9(4)              --   Deed of Warranty, dated December 3, 1987, between the
                            Government of Republic of Ghana, Teberebie Goldfields
                            Limited and The Pioneer Group, Inc.
  10.10(4)             --   Lease, dated February 2, 1988, between the Government of the
                            Republic of Ghana and Teberebie Goldfields Limited
  10.11(4)             --   Map of Mining Operations in Tarkwa, Ghana
  10.12(6)             --   Refining Agreement, dated as of August 23, 1993, between
                            Teberebie Goldfields Limited and Metalor
  10.13(6)             --   OPIC Contract of Insurance Against Inconvertibility,
                            Expropriation and Political Violence between OPIC and
                            Pioneer Goldfields Limited, dated August 12, 1993
  10.14(6)             --   Credit Agreement, dated as of June 1, 1993, between
                            Teberebie Goldfields Limited and Skandinaviska Enskilda
                            Banken
  10.15(8)             --   Agreement, dated May 10, 1994, between Teberebie Goldfields
                            Limited and Johnson Matthey PLC
  10.16(8)             --   Contract, dated May 30, 1994, among Timber Harvesting
                            Equipment Sales, Inc., Joint-Stock Company "Forest-Starma"
                            and the Company
  10.17(8)             --   Contract, dated August 4, 1994, among Morbark Northwest,
                            Inc., Joint-Stock Company "Forest-Starma" and the Company
  10.18(8)             --   Contract, dated May 25, 1994, among Caterpillar Overseas
                            S.A., Joint-Stock Company "Forest Starma" and the Company
  10.19(8)             --   OPIC Contract of Insurance Against Business Income Loss
                            between OPIC and the Company, effective September 30, 1992, as amended (No. D581)
  10.20(8)             --   OPIC Contract of Insurance Against Business Income Loss
                            between OPIC and the Company, effective September 30, 1992, as amended (No. D582)
  10.21(8)             --   OPIC Contract of Insurance Against Inconvertibility,
                            Expropriation and Political Violence between OPIC and the
                            Company, effective September 30, 1992 as amended (No. D547)
  10.22(8)             --   OPIC Contract of Insurance Against Inconvertibility,
                            Expropriation and Political Violence between OPIC and the
                            Company, effective September 30, 1992 (No. D545)
  10.23(8)             --   Consulting Agreement, dated as of January 2, 1995, between the Company and Pioneer First Polish Trust Fund Joint Stock
                            Company ("Pioneer Poland")
  10.24(8)             --   Services Contract, dated January 1, 1994, between Pioneering
                            Services Corporation and Financial Services Limited
  10.25(8)             --   Agreement, dated June 25, 1992, between Pioneer Poland and
                            Bank Polska Kasa Opieka S.A. ("Bank Pekao")
  10.26(8)             --   Agreement, dated as of June 25, 1992, between Bank Pekao and
                            Pioneer International Corporation
  10.27(8)             --   Agreement, dated June 25, 1992, between Bank Pekao and
                            Pioneer Poland
  10.28(8)             --   Agreement, dated September 24, 1992, between Pioneer Poland and Financial Services Limited

     EXHIBIT NO.                                      EXHIBIT
     -----------                                      -------
  10.29(9)             --   Master Share Purchase Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and First Voucher Fund
  10.30(9)             --   Agreement dated as of April 7, 1995 by and among Pioneer
                            Omega, Inc. and DOM Investment Company
  10.31(9)             --   Agreement dated as of April 7, 1995 by and among Pioneer
                            Omega, Inc. and Moscow International Business Centre Limited
  10.32(9)             --   Stockholders Agreement dated as of April 11, 1995 by and
                            among the Company and Moscow International Business Centre
                            Limited
  10.33(10)            --   Collective Agreement dated as of July 3, 1995 between
                            Teberebie Goldfields Limited and the Ghana MineworkerI Union
                            of T.U.C.
  10.34(11)            --   Contract of Insurance Against Incontrovertibility,
                            Expropriation and Political Violence dated September 29,
                            1995 between the Overseas Private Investment Corporation and the Company
  10.35(7)(12)         --   1995 Restricted Stock Plan
  10.36(12)            --   Credit Agreement between Teberebie Goldfields Limited and
                            Skandinaviska Enskilda Banken AB dated as of March 11, 1996
  10.37(7)(13)         --   1995 Employee Stock Purchase Plan
  10.38(13)            --   Loan Agreement dated as of April 23, 1996, by and between
                            Teberebie Goldfields Limited and Caterpillar Financial
                            Services Corporation.
  10.39(13)            --   Chattel Mortgage dated as of April 23, 1996, by and between
                            Teberebie Goldfields Limited and Caterpillar Financial
                            Services Corporation.
  10.40(13)            --   Credit Agreement dated as of June 6, 1996, by and among the
                            Company, Certain of its subsidiaries, the Lenders and The
                            First National Bank of Boston, as agent for itself and the other Lenders.
  10.41(13)            --   Loan Agreement dated as of May 16, 1996, by and between
                            Teberebie Goldfields Limited and Caterpillar Financial
                            Corporation.
  10.42(14)            --   Sublease dated as of August 15, 1996, between the Company
                            and Citizens Financial Group, Inc.
  10.43(16)            --   Subscription Agreement dated as of October 16, 1996, between
                            Pioneer First Russia, Inc. and International Finance
                            Corporation.
  10.44(16)            --   Shareholders Agreement dated as of October 16, 1996, among
                            Pioneer Omega, Inc. and Pioneer First Russia, Inc. and
                            International Finance Corporation.
  10.45(16)            --   Put and Call Agreement dated as of October 16, 1996, among
                            Pioneer First Russia, Inc. and Pioneer Omega, Inc. and
                            International Finance Corporation.
  10.46(16)            --   Credit Facility Agreement dated 19th December, 1996, for
                            Pioneer Real Estate Advisors, Inc. provided by Banque
                            Societe Generale Vostok.
  10.47(16)            --   First Amendment to Lease dated as of the 31st day of January
                            1994, by and between the Trustees of 60 State Street Trust and the Company.
  10.48(16)            --   Second Amendment to Lease dated as of September 30, 1996, by and between The Trustees of 60 State Street Trust and the
                            Company.
  10.49(16)            --   Third Amendment to Lease dated as of November 15, 1996, by and between The Trustees of 60 State Street Trust and the
                            Company.
  10.50(16)            --   Finance Agreement dated as of October 25, 1996, between
                            Teberebie Goldfields Limited and the Overseas Private
                            Investment Corporation.
  10.51(16)            --   Project Completion Agreement dated as of October 28, 1996, among Teberebie Goldfields Limited, the Company and Overseas
                            Private Investment Corporation.
  10.52(16)            --   Overseas Private Investment Corporation Contract of
                            Insurance Against Inconvertibility, Expropriation and
                            Political Violence between the Overseas Private Investment
                            Corporation and Pioneer Omega, Inc.
  10.53(17)            --   Finance Agreement between Closed Joint-Stock Company
                            "Forest-Starma" and Overseas Private Investment Corporation
                            dated as of December 21, 1995.
  10.54(17)            --   Project Completion Agreement among Closed Joint-Stock
                            Company "Forest-Starma", the Company, International
                            Joint-Stock Company "Starma Holding" and Overseas Private
                            Investment Corporation dated as of December 21, 1995.
  10.55(17)            --   Closed Joint-Stock Company "Forest-Starma" Promissory Note
                            in the principal amount of $9.3 million dated as of July 1,
                            1996.

     EXHIBIT NO.                                      EXHIBIT
     -----------                                      -------
  10.56(17)            --   Amendment to Finance Agreement dated as of June 24, 1996
                            between Closed Joint-Stock Company "Forest-Starma" and
                            Overseas Private Investment Corporation.
  10.57(17)            --   Amendment No. 1 to Credit Agreement dated as of April 23,
                            1997, among the Company, certain of its subsidiaries, the
                            Lenders and The First National Bank of Boston.
  10.58(18)            --   Amendment No. 2 to Credit Agreement dated as of June 30,
                            1997, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a/ The First National
                            Bank of Boston.
  10.59(18)(7)         --   1997 Stock Incentive Plan
  10.60(19)            --   Note Agreement dated as of August 14, 1997 by and between
                            the Company and The Travelers Insurance Company.
  10.61*               --   Amendment No. 3 to Credit Agreement dated as of June 30,
                            1997, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a/ The First National
                            Bank of Boston
  10.62*               --   Investment Agreement dated as of February 11, 1998 by and
                            between AS Eesti Forekspank and ZAO Pioneer Bank.
  10.63*               --   Fourth Amendment to Lease dated as of September 11, 1997, by and between The Trustees of 60 State Street Trust and the
                            Company.
  11*                  --   Computation of Earnings Per Share.
  13*                  --   1997 Annual Report to Stockholders (which is not deemed
                            "filed" except with respect to the portions specifically
                            incorporated herein by reference)
  21(16)               --   Subsidiaries
  23*                  --   Consent of Arthur Andersen LLP
  27.97*               --   Financial Data Schedule (1997)
  27.96*               --   Financial Data Schedule (1996)
  27.95*               --   Financial Data Schedule (1995)

---------------

   * Filed herewith

 (1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1986.

 (2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1988.

 (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1989.

 (4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

 (5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991.

 (6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

 (7) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

 (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

 (9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995.

(10) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

(11) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

(12) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(13) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(14) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(15) Incorporated herein by reference to the exhibits to the Registration Statement on Form N-1A for the Pioneer Micro Cap Fund (File Nos. 333-18639, 811-07985) filed December 23, 1996.

(16) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(17) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

(18) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(19) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.