Form 10-Q
period 1998-03-31
PIONEER GROUP INC
filed 1998-05-15
CIK 733060

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

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            ------------------------

 As of March 31, 1998, there were 25,389,915 shares of the Registrant's Common
            Stock, $.10 par value per share, issued and outstanding.

================================================================================

                         PART I  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                               ---------     ------------
                                                              (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................   $ 39,875        $ 58,802
Restricted cash.............................................      8,353           8,431
Investment in marketable securities, at fair value..........     36,990          38,341
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................     67,680          11,752
    From Pioneer Family of Mutual Funds.....................     19,366          17,428
    For securities sold.....................................      9,159          11,466
    For gold shipments......................................      2,935           3,451
    Other...................................................      9,537          12,695
Mining inventory............................................     21,087          22,032
Timber inventory............................................      9,674           5,897
Other current assets........................................     11,750          11,957
                                                               --------        --------
        Total current assets................................    236,406         202,252
                                                               --------        --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated
     depreciation of $81,240 in 1998 and $76,060 in 1997)...     95,425          99,164
    Deferred mining development costs (net of accumulated
     amortization of $16,891 in 1998 and $16,177 in 1997)...     16,956          17,521
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $12,787 in 1998 and $12,083
  in 1997)...................................................    19,513          20,216
Long-term venture capital investments, at fair value (cost
  $73,748 in 1998 and $71,754 in 1997)......................     96,836          95,382
Long-term investments, at cost..............................     16,014          15,671
Timber operations:
    Timber equipment and facilities (net of accumulated
     depreciation of $1,672 in 1998 and $1,260 in 1997).....     17,411          17,898
    Deferred timber development costs (net of accumulated
     amortization of $1,909 in 1998 and $1,611 in 1997).....     21,210          21,264
Building (net of accumulated amortization of $784 in 1998
  and $598 in 1997).........................................     24,561          25,087
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $10,256 in
  1998 and $8,565 in 1997)..................................     18,220          17,030
Loans to bank customers.....................................     11,025           9,152
Dealer advances (net of accumulated amortization of $20,072
  in 1998 and $17,366 in 1997)..............................     44,800          41,871
Other noncurrent assets.....................................     23,074          21,285
                                                               --------        --------
        Total noncurrent assets.............................    405,045         401,541
                                                               --------        --------
                                                               $641,451        $603,793
                                                               ========        ========
                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Payable to funds for shares sold............................   $ 67,665        $ 11,766
Accounts payable............................................     14,933          18,724
Accrued expenses............................................     24,140          29,760
Customer deposits...........................................     18,207          23,584
Brokerage liabilities.......................................     12,452          14,702
Short-term borrowings -- banking activities.................      7,512          12,083
Accrued income taxes........................................      8,818           7,641
Current portion of notes payable............................     17,082          17,411
                                                               --------        --------
        Total current liabilities...........................    170,809         135,671
                                                               --------        --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................    168,390         168,424
Deferred income taxes, net..................................     29,467          29,334
                                                               --------        --------
        Total noncurrent liabilities........................    197,857         197,758
                                                               --------        --------
        Total liabilities...................................    368,666         333,429
                                                               --------        --------
Minority interest...........................................     85,680          86,677
                                                               --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $10 par value; authorized 60,000,000
     shares; issued 25,392,170 shares in 1998 and 25,219,567
     shares in 1997.........................................      2,539           2,522
    Paid-in capital.........................................     20,600          15,912
    Retained earnings.......................................    174,366         171,558
    Treasury stock at cost, 2,255 shares in 1998 and 2,670
     shares in 1997.........................................        (48)            (65)
    Cumulative translation adjustment.......................     (1,521)         (1,277)
                                                               --------        --------
                                                                195,936         188,650
    Less -- Deferred cost of restricted common stock
     issued.................................................     (8,831)         (4,963)
                                                               --------        --------
        Total stockholders' equity..........................    187,105         183,687
                                                               --------        --------
                                                               $641,451        $603,793
                                                               ========        ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 1998           1997
                                                                 ----           ----
Revenues and sales:
     Investment management fees.............................  $    33,631    $    27,095
     Underwriting commissions and distribution fees.........        6,665          5,768
     Shareholder services fees..............................        7,596          6,664
     Revenues from brokerage activities.....................          781          4,735
     Revenues from banking activities.......................        1,304          2,444
     Trustee fees and other income..........................        5,562          5,938
                                                              -----------    -----------
     Revenues from financial services businesses............       55,539         52,644
     Gold sales.............................................       23,373         17,467
     Timber sales...........................................          284             --
                                                              -----------    -----------
          Total revenues and sales..........................       79,196         70,111
                                                              -----------    -----------
Costs and expenses:
     Management, distribution, shareholder service and
      administrative expenses...............................       44,629         42,549
     Interest expense -- banking activities.................        1,644          1,360
     Gold mining operating costs and expenses...............       24,251         17,414
     Timber operating costs and expenses....................        1,986            433
                                                              -----------    -----------
          Total costs and expenses..........................       72,510         61,756
                                                              -----------    -----------
Other (income) expense:
     Unrealized and realized gains on venture capital and
      marketable securities investments, net................       (6,138)        (8,085)
     Interest expense.......................................        3,836          1,614
     Other, net.............................................          150            163
                                                              -----------    -----------
          Total other (income) expense......................       (2,152)        (6,308)
                                                              -----------    -----------
Income before provision for federal, state and foreign
  income taxes and minority interest........................        8,838         14,663
                                                              -----------    -----------
Provision for federal, state and foreign income taxes.......        3,425          6,644
                                                              -----------    -----------
Income before minority interest.............................        5,413          8,019
                                                              -----------    -----------
Minority interest...........................................           66            710
                                                              -----------    -----------
Net income..................................................  $     5,347    $     7,309
                                                              ===========    ===========
Basic earnings per share....................................  $      0.21    $      0.30
                                                              ===========    ===========
Diluted earnings per share..................................  $      0.21    $      0.29
                                                              ===========    ===========
Dividends per share.........................................  $      0.10    $      0.10
                                                              ===========    ===========
Basic shares outstanding....................................   24,890,000     24,703,000
                                                              ===========    ===========
Diluted shares outstanding..................................   25,772,000     25,457,000
                                                              ===========    ===========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income..............................................  $  5,347    $  7,309
                                                              --------    --------
    Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization......................    12,258       9,054
         Unrealized and realized gains on venture capital
          and marketable securities, net....................    (6,138)     (8,486)
         (Equity in earnings of) other investments..........      (354)        (16)
         Restricted stock plan expense......................       707         456
         Deferred income taxes..............................       133       2,707
         Minority interest..................................        66         710
    Changes in operating assets and liabilities:
         Investments in marketable securities, net..........     1,837      (3,515)
         Receivable from securities brokers and dealers for
          sales of mutual fund shares.......................   (55,928)     (1,135)
         Receivables for securities sold....................     2,307     (11,309)
         Receivables for gold shipments.....................       516       2,205
         Receivables from Pioneer Family of Mutual Funds and
          other.............................................     1,168        (321)
         Mining inventory...................................       945      (2,137)
         Timber inventory...................................    (3,777)     (3,551)
         Other current assets...............................       (31)      3,049
         Other noncurrent assets............................    (1,188)       (434)
         Payable to funds for shares sold...................    55,899       1,138
         Accrued expenses and accounts payable..............    (9,411)      1,773
         Brokerage liabilities..............................    (2,250)     14,886
         Accrued income taxes...............................     1,249       2,255
                                                              --------    --------
             Total adjustments..............................    (1,992)      7,329
                                                              --------    --------
             Net cash provided by operating activities......     3,355      14,638
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of mining equipment and facilities.............    (1,441)     (5,395)
    Deferred mining development costs.......................      (149)       (635)
    Additions to furniture, equipment and leasehold
     improvements...........................................    (2,856)     (1,625)
    Building................................................       340        (592)
    Long-term venture capital investments...................    (3,253)     (4,789)
    Proceeds from sale of long-term venture capital
     investments............................................     4,998          57
    Loans to banks and customers............................    (1,873)      4,073
    Deferred timber development costs.......................      (244)      1,342
    Timber equipment and facilities.........................        75      (1,554)
    Other investments.......................................      (459)       (479)
    Proceeds from sales of other investments................        --       1,732
    Cost of acquisition in excess of net assets acquired....        --         (16)
    Long-term investments...................................      (370)     (1,934)
    Proceeds from sale of long-term investments.............     1,204       4,897
                                                              --------    --------
         Net cash used in investing activities..............    (4,028)     (4,918)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid..........................................    (2,539)     (2,513)
    Distributions to limited partners of venture capital
     subsidiary.............................................       (68)        (64)
    Amounts raised by venture capital investment
     partnerships...........................................       281       3,997
    Exercise of stock options...............................        57         229
    Restricted stock plan award.............................        17          10
    Dealer advances.........................................    (5,635)     (3,495)
    Customer deposits.......................................    (5,377)      2,506
    Short term borrowings-banking activities, net...........    (4,571)     (2,687)
    Revolving credit agreement borrowings, net..............     4,000       4,500
    Borrowings of notes payable.............................        --       1,500
    Repayments of notes payable.............................    (4,363)     (1,675)
    Reclassification of restricted cash.....................        78        (227)
                                                              --------    --------
         Net cash (used in) provided by financing
          activities........................................   (18,120)      2,081
                                                              --------    --------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS..........................................      (134)        (82)
NET INCREASE IN CASH AND CASH EQUIVALENTS...................   (18,927)     11,719
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    58,802      30,813
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 39,875    $ 42,532
                                                              ========    ========

 The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1998

NOTE 1 -- NATURE OF OPERATIONS AND ORGANIZATION

     The Pioneer Group, Inc., and its subsidiaries (collectively, the "Company"), are engaged in financial services businesses in the United States and several foreign countries and in a number of natural resource development projects, including a gold mining venture in the Republic of Ghana and three timber ventures in the Russian Far East.

     In the United States, the Company conducts four lines of financial services businesses: (i) Pioneering Management Corporation ("PMC") serves as investment manager to the 34 U.S. registered investment companies in the Pioneer Family of Mutual Funds and several institutional accounts, (ii) Pioneer Funds Distributor, Inc. ("PFD") serves as distributor of shares of the Pioneer Family of Mutual Funds, (iii) Pioneer Capital Corporation ("PCC"), and its subsidiaries, engage in venture capital investing and management activities, and (iv) Pioneering Services Corporation serves as shareholder servicing agent for the Pioneer Family of Mutual Funds.

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

     The Company's Russian investment operations are consolidated under Pioneer First Russia, Inc. ("PFR"). In 1996, PFR entered into a subscription agreement with the International Finance Corporation ("IFC") for the sale of $4 million of its common stock. Simultaneously, the Company also entered into a put and call agreement for this common stock. The put allows the holder of the shares to put them to PFR for the greater of the IFC shares net asset value, as defined in the agreement, or twelve times PFR's average earnings, as defined in the agreement, during the period from four years to eight years from the date of the initial closing. The call feature allows the Company to call the shares for the same amount, beginning eight years and ending ten years from the date of the initial closing. The entire commitment is included in minority interest liability. Adjustments are made to the carrying amount of this liability to reflect the IFC's interest under the put and call agreement.

     The Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. PGL's principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited ("TGL"), which operates a gold mine in the western region of the Republic of Ghana. The Republic of Ghana owns the remaining 10% of TGL. In addition, the Company's majority-owned subsidiary Closed Joint-Stock Company "Tas-Yurjah Mining Company" conducts mining exploration activities in the Russian Far East.

     The Company's wholly owned subsidiary, Pioneer Forest, Inc. ("Pioneer Forest"), conducts timber harvesting and timber development activities in the Russian Far East. Pioneer Forest's principal asset is its ownership of 97% of the outstanding shares of Closed Joint-Stock Company "Forest-Starma", which harvests timber in the Russian Far East and which commenced commercial production on January 1, 1997.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1997. The footnotes to the financial statements reported in the 1997 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

     Certain reclassifications have been made to the accompanying 1997 consolidated financial statements to conform with the 1998 presentation.

     Income taxes paid were $1,385,000 and $2,224,000 for the three months ended March 31, 1998, and March 31, 1997, respectively. In addition, interest paid was $3,857,000 for the three months ended March 31, 1998, and $2,894,000 for the three months ended March 31, 1997. Included in these interest paid amounts was $1,100,000 for the three months ended March 31, 1997, that was capitalized related to TGL's mining Phase III expansion operations.

     The Company believes that there is a significant unrealized value in the assets included in the Voucher Fund's securities portfolio. In accordance with Statement of Financial Accounting Standards ("SFAS") 115 "Accounting for Certain Investments in Debt and Equity Securities", the securities in the Voucher Fund reflect the cost rather than "fair value" until such time as the breadth and scope of the Russian securities markets develop to certain quantifiable levels. The Company believes that these markets are approaching this point, at which time the "fair value" of securities held by the Voucher Fund would be reflected on the Company's balance sheet.

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at March 31, 1998, was approximately $16 million. As of April 23, 1998, the value of these securities (based on market quotations if available) was approximately $80 million, which represents an increase of approximately $64 million, since the date of acquisition. The Company's pre-tax interest in this increase, at 51%, would be approximately $33 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at March 31, 1998, was approximately $2 million, $23 million and $2 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $64 million described above) would be reflected in long-term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

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

     In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The new standard requires that entities

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

expense costs of start-up activities as those costs are incurred. The term start-up includes pre-operating, pre-opening and organization activities. The Company has capitalized certain pre-operating costs in connection with its natural resource operations, and has certain capitalized organizational costs associated with its emerging markets financial services operations.

     The statement must be adopted by the first quarter of 1999. At adoption, the Company must record a cumulative effect of a change in accounting principle and write-off all remaining unamortized start-up costs. At this time, the Company has not completed its analysis of the unamortized capitalized start-up costs. The Company expects that the charge associated with the adoption of this statement will be material to the Company's results of operations.

NOTE 3 -- EARNINGS PER SHARE

     The Company adopted SFAS 128, "Earnings Per Share," during 1997. SFAS 128 requires the replacement of earnings per share ("EPS") with basic EPS. Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding not including contingently issuable shares. No dilution for potentially dilutive securities is included. Fully diluted EPS, called diluted EPS under SFAS 128, is still required. Amounts for 1997 have been restated to conform to this presentation. The computations for basic earnings per share and diluted earnings per share are as follows:

                                                                             EARNINGS
                                                      NET                      PER
                                                     INCOME      SHARES       SHARE
                                                     ------      ------      --------
                                                     (DOLLARS AND SHARES IN THOUSANDS
                                                        EXCEPT PER SHARE AMOUNTS)
For the three months ended 3/31/98
----------------------------------
Basic earnings per share calculation..............   $5,347      24,890        $0.21
                                                                               =====
Options...........................................       --         745
Restricted stock..................................       --         137
                                                     ------      ------
Diluted earnings per share calculation............   $5,347      25,772        $0.21
                                                     ======      ======        =====
For the three months ended 3/31/97
----------------------------------
Basic earnings per share calculation..............   $7,309      24,703        $0.30
                                                                               =====
Options...........................................       --         685
Restricted stock..................................       --          69
                                                     ------      ------
Diluted earnings per share calculation............   $7,309      25,457        $0.29
                                                     ======      ======        =====

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

NOTE 4 -- COMPREHENSIVE INCOME

     The Company adopted SFAS 130. "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the three months ended March 31, 1998 and 1997.

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                             1998          1997
                                                             ----          ----
                                                           (DOLLARS IN THOUSANDS)
Net income...............................................   $5,347        $7,309
                                                            ------        ------
Other comprehensive (expense), net of tax:
  Foreign currency translation adjustments...............     (159)          (99)
                                                            ------        ------
Other comprehensive (expense)............................     (159)          (99)
                                                            ------        ------
Comprehensive income.....................................   $5,188        $7,210
                                                            ======        ======

NOTE 5 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                         MARCH 31,    DECEMBER 31,
                                                           1998           1997
                                                         ---------    ------------
                                                          (DOLLARS IN THOUSANDS)
Gold-in-process........................................   $ 1,921       $ 1,998
Materials and supplies.................................    19,166        20,034
                                                          -------       -------
                                                          $21,087       $22,032
                                                          =======       =======

NOTE 6 -- MINING EQUIPMENT AND FACILITIES

                                                        MARCH 31,      DECEMBER 31,
                                                          1998             1997
                                                        ---------      ------------
                                                         (DOLLARS IN THOUSANDS)
Mobile mine equipment...............................    $ 70,888         $ 70,163
Crusher.............................................      50,060           50,015
Processing plant and laboratory.....................       6,566            6,737
Leach pads and ponds................................      27,568           26,685
Building and civil works............................      13,969           13,987
Office furniture and equipment......................       1,862            2,089
Motor vehicles......................................       3,343            3,201
Construction in progress............................         117               69
Other assets........................................       2,292            2,278
                                                        --------         --------
Total cost..........................................    $176,665         $175,224
Accumulated depreciation............................     (81,240)         (76,060)
                                                        --------         --------
                                                        $ 95,425         $ 99,164
                                                        ========         ========

NOTE 7 -- INCOME TAXES

     The Company follows the accounting and disclosure rules specified by SFAS 109 "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

consequences of events that have been included in the financial statements or tax returns. The amounts of deferred tax assets or liabilities are based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. The net deferred tax liabilities include principally deferred foreign income taxes, dealer advances and cumulative unrealized gains related to the Company's venture capital investment portfolio.

NOTE 8 -- STOCK PLANS

     The Company records stock compensation in accordance with Accounting Principles Board ("APB") Opinion 25. The Company has a Stock Incentive Plan (the "1997 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. An aggregate total of 1,500,000 shares of the Company's common stock may be awarded to participants under the 1997 Plan. Under the 1997 Plan, the Company may grant restricted stock, stock options and other stock based awards. The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The 1997 Plan expires in February 2007. The Company's 1995 Restricted Stock Plan (the "1995 Plan") and 1988 Stock Option Plan (the "1988 Option Plan") were terminated upon the approval of the 1997 Plan by the stockholders of the Company on May 20, 1997. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The 1997 Plan, 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

     Restricted stock is granted at a price to be determined by the Board of Directors, generally $.10 per share. The following tables summarize restricted stock plan activity for the Plans during the first three months of 1998.

                                                      UNVESTED SHARES
                                     -------------------------------------------------
                                     1997 PLAN     1995 PLAN     1990 PLAN      TOTAL
                                     ---------     ---------     ---------      -----
Balance at 12/31/97............        25,355       192,760       105,884      323,999
     Awarded...................       166,048            --            --      166,048
     Vested....................            --       (27,752)      (58,820)     (86,572)
     Forfeited.................            --        (1,282)           --       (1,282)
                                      -------       -------       -------      -------
Balance at 3/31/98.............       191,403       163,726        47,064      402,193
                                      =======       =======       =======      =======

                                                       VESTED SHARES
                                     -------------------------------------------------
                                     1997 PLAN     1995 PLAN     1990 PLAN      TOTAL
                                     ---------     ---------     ---------      -----
Balance at 12/31/97............        2,520         12,926        609,340     624,786
     Vested....................           --         27,752         58,820      86,572
                                       -----         ------       --------     -------
Balance at 3/31/98.............        2,520         40,678        668,160     711,358
                                       =====         ======       ========     =======

     The Company awarded 27,875 shares in 1997 under the 1997 Plan. The Company awarded 134,332 shares in 1997 and 78,137 shares in 1996 under the 1995 Plan.

     The participant's right to sell the awarded stock under the Plans is generally restricted as to 100% of the shares awarded during the first two years following the award, 60% during the third year and 20% less each year thereafter. The Company may repurchase unvested restricted shares at $0.10 per share upon termination of employment. Awards under the Plans are compensatory, and accordingly, the difference between the award price and the market value of the shares under the Plans at the award date, is being amortized on a straight-line basis over a five-year period, prior to shares awarded in 1998. Shares awarded in 1998 are being amortized on a straight-line basis over a four-year period.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

     Options issuable under the 1997 Plan become exercisable as determined by the Committee not to exceed ten years from the date of grant. Options granted to date vest over five years at an annual rate of 20% on each anniversary date of the date of grant. Prior to the adoption of the 1997 Plan, options were granted under the 1988 Option Plan. As of March 31, 1998, 961,077 shares of the Company's common stock remain available for grant under the 1997 Plan.

     The following table summarizes the Option Plans activity since December 31, 1995.

                                                                  WEIGHTED AVERAGE
                                                     NUMBER OF     EXERCISE PRICE
                                                      SHARES         PER SHARE
                                                     ---------    ----------------
Outstanding at December 31, 1995...................  1,977,000         $ 9.30
     Granted.......................................    268,500         $24.88
     Exercised.....................................    (80,000)        $ 6.34
                                                     ---------         ------
Outstanding at December 31, 1996...................  2,165,500         $11.51
     Granted.......................................    345,000         $29.52
     Exercised.....................................    (46,000)        $ 9.89
Terminated.........................................    (26,500)        $19.24
                                                     ---------         ------
Outstanding at December 31, 1997...................  2,438,000         $13.60
     Granted.......................................     12,500         $27.12
     Exercised.....................................     (8,000)        $ 7.06
                                                     ---------         ------
Outstanding at March 31, 1998......................  2,442,500         $13.66
                                                     =========         ======
Exercisable at March 31, 1998......................  1,669,300         $ 7.70
                                                     =========         ======

     In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan, to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on the NASDAQ National Market (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1997 and 1996 the Company issued 34,527 and 33,433 shares under the 1995 Purchase Plan, respectively.

NOTE 9 -- NET CAPITAL

     As a broker-dealer, PFD is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, requires PFD to maintain a specified amount of net capital, as defined, and a ratio of aggregate indebtedness to net capital, as defined, not exceeding 15 to 1. Net capital and the related ratio of aggregate indebtedness to net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $7,864,187 at March 31, 1998.

     PFD is exempt from the reserve requirements of Rule 15c3-3, since its U.S. broker-dealer transactions are limited to the purchase, sale and redemption of redeemable securities of registered investment companies. All customer funds are promptly transmitted and all securities received in connection with activities as a broker-dealer are promptly delivered. PFD does not otherwise hold funds or securities for, or owe money or securities to, customers.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

NOTE 10 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                              MARCH 31,    DECEMBER 31,
                                                                1998           1997
                                                              ---------    ------------
                                                               (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..................................  $100,000       $ 96,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 7.95%.....    20,000         20,000
Preferred shares financing related to the Russian investment operations, principal payable in April 1998, interest
  payable at 5%.............................................     2,000          2,000
Small Business Administration ("SBA") financing, notes
  payable to a bank, interest payable semi-annually at rates ranging from 6.12% to 9.8%, principal due in 1998 through
  2003......................................................     4,950          4,950
Note payable to a bank, interest payable quarterly at the
  three month LIBOR rate plus 6%, principal due in eight
  quarterly installments through January, 1999, secured by
  lease rental payments and proceeds from
  insurance policies........................................     1,569          1,897
Notes payable to a bank, guaranteed by the Company,
  principal payable in semi-annual installments, of $214,000 through November 30, 1999, no interest payable, secured by
  equipment.................................................       858            858
Note payable to a bank, guaranteed by the Swedish Exports
  Credits Guarantee Board, principal payable in semi-annual
  installments of $1,415,000 through January 31, 2002,
  interest payable at 6.42%, secured by equipment...........    11,317         12,732
Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest
  payable at 7.85%, secured by equipment....................     4,363          4,699
Note payable to a supplier, principal and interest payable
  in quarterly installments of $102,000 through April 15,
  2001, interest payable at 7.85%, secured by equipment.....     1,161          1,239
Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest
  payable at 8.00%, secured by equipment....................     3,703          3,988
Note payable to a supplier, principal payable in quarterly
  installments of $338,000 through December 15, 2001,
  interest payable at 8.25%, secured by equipment...........     4,899          5,237
Note payable to a supplier, principal payable in semi-annual installments of $637,000 through April 15, 2003, interest
  payable at 8.30%, secured by equipment....................     5,795          5,795
Note payable to a bank, guaranteed by OPIC, principal
  payable in twelve equal semi-annual installments of
  $1,583,000 through September 15, 2003, interest payable at
  6.37%.....................................................    17,417         19,000
Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 7.20%...........................     7,440          7,440
                                                              --------       --------
                                                               185,472        185,835
Less: Current portion.......................................   (17,082)       (17,411)
                                                              --------       --------
                                                              $168,390       $168,424
                                                              ========       ========

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

Company's domestic mutual funds. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). At March 31, 1998, the Company had borrowed $57.5 million under the Corporate Revolver and $42.5 million under the B-share Revolver.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of March 31, 1998, the Company entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from 0.75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $346,000 and $292,000 of interest expense on these swap agreements at March 31, 1998 and March 31, 1997, respectively. The fair value of these agreements was $2,769,000, at March 31, 1998, which represents the estimated amount the Company would be obligated to pay to terminate the agreements.

     In August 1997, the Company entered into an agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest a the rate of 7.95% per annum, have a maturity of seven years. The restrictions and financial covenants under the Note Agreement are substantially similar to the restrictions and financial covenants under the Credit Facility. The Company used the proceeds of this financing to reduce the amount outstanding under the Corporate Revolver.

     For the three months ended March 31, 1998, and March 31, 1997 the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 7.92% and 8.0%, respectively.

     Maturities of notes payable at March 31, 1998, for each of the next five years and thereafter are as follows (dollars in thousands):

4/1/98-3/31/99....................................  $ 17,082
4/1/99-3/31/00....................................    13,475
4/1/00-3/31/01....................................    12,718
4/1/01-3/31/02....................................    72,666
4/1/02-3/31/03....................................    25,536
Thereafter........................................    43,995
                                                    --------
                                                    $185,472
                                                    ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

NOTE 11 -- MINORITY INTEREST

     The Company's minority interest liability includes the interests of the minority equity holders of the Company's consolidated entities. The liability for each entity is recorded based upon the net book value of that entity at the balance sheet date, except for those instances in which agreements could result in the Company redeeming those interests at amounts greater than their share of the net book value. In those instances, adjustments are made to the liability to reflect the minority equity holders' economic interests under those agreements. As of March 31, 1998 and December 31, 1997, the Company's minority interest liability consisted of the following:

                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
Gold mining operations...............................   $ 7,923       $ 7,958
Russian investment operations........................    26,052        26,091
Polish brokerage operations..........................        17            13
Poland Fund -- venture capital.......................    23,927        24,269
Pioneer Ventures Limited Partnerships -- venture
  capital............................................    27,761        28,346
                                                        -------       -------
Totals...............................................   $85,680       $86,677
                                                        =======       =======

NOTE 12 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1997. SFAS 131 requires companies to present segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions. The intersegment transactions are for management services and the secondment of employees. These transactions are generally priced on a cost or cost plus basis.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

NOTE 12 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) by business segment and geographic region, excluding intersegment transactions (dollars in thousands):

                                 DOMESTIC FINANCIAL
                                      SERVICES                        EMERGING MARKETS FINANCIAL SERVICES
                                --------------------   -----------------------------------------------------------------
                                 DOMESTIC     U.S.      RUSSIAN     POLISH                 CENT. & EAST.
                                INVESTMENT   VENTURE   FINANCIAL   FINANCIAL    CZECH          EUROPE
                                MANAGEMENT   CAPITAL   SERVICES    SERVICES    REPUBLIC   VENTURE CAPITAL    REAL ESTATE
                                ----------   -------   ---------   ---------   --------   ---------------    -----------
THREE MONTHS ENDED
MARCH 31, 1998:
  Gross revenues and sales....  $  49,871    $   353   $  3,629     $ 3,069     $ 353         $ 3,785          $   234
                                =========    =======   ========     =======     =====         =======          =======
  Intersegment eliminations...  $  (2,036)   $    --   $     --     $    --     $  --          (3,719)         $    --
                                =========    =======   ========     =======     =====         =======          =======
  Net revenues and sales......  $  47,835    $   353   $  3,629     $ 3,069     $ 353         $    66          $   234
                                =========    =======   ========     =======     =====         =======          =======
  Income (loss) before income
    taxes and minority
    interest..................  $  15,118    $ 3,999   $ (1,850)    $   165     $(326)        $(1,088)         $  (800)
                                =========    =======   ========     =======     =====         =======          =======
  Taxes.......................  $   5,617    $ 1,446   $   (622)    $   (18)    $ (44)        $(1,007)         $  (268)
                                =========    =======   ========     =======     =====         =======          =======
  Minority interest...........  $      --    $   561   $   (345)    $    (1)    $  --         $  (115)         $    --
                                =========    =======   ========     =======     =====         =======          =======
  Net income (loss)...........  $   9,501    $ 1,992   $   (883)    $   184     $(282)        $    34          $  (532)
                                =========    =======   ========     =======     =====         =======          =======
  Depreciation and
    amortization..............  $   5,255    $    56   $    600     $   135     $  67         $    33          $    17
                                =========    =======   ========     =======     =====         =======          =======
  Interest expense............  $     836    $    99   $  1,727     $     6     $  --         $    --          $    --
                                =========    =======   ========     =======     =====         =======          =======
  Capital expenditures........  $   2,689    $    --   $   (242)    $    58     $   9         $    --          $    --
                                =========    =======   ========     =======     =====         =======          =======
  Gross identifiable assets at
    March 31, 1998............  $ 331,193    $78,978   $115,922     $16,623     $ 189         $31,128          $ 6,272
                                =========    =======   ========     =======     =====         =======          =======
  Intersegment eliminations...  $(135,469)   $    (7)  $ (2,435)    $    --     $  --         $(1,504)         $(2,146)
                                =========    =======   ========     =======     =====         =======          =======
  Net identifiable assets at
    March 31, 1998............  $ 195,724    $78,971   $113,487     $16,623     $ 189         $29,624          $ 4,126
                                =========    =======   ========     =======     =====         =======          =======


                                               NATURAL RESOURCES
                                - SUBTOTAL -   ------------------
                                 WORLDWIDE
                                 FINANCIAL       GOLD     RUSSIAN
                                  SERVICES      MINING    TIMBER     OTHER       TOTAL
                                ------------    ------    -------    -----       -----
THREE MONTHS ENDED
MARCH 31, 1998:
  Gross revenues and sales....   $  61,294     $ 23,373   $   284   $  5,011   $  89,962
                                 =========     ========   =======   ========   =========
  Intersegment eliminations...   $  (5,755)    $     --   $    --   $ (5,011)  $ (10,766)
                                 =========     ========   =======   ========   =========
  Net revenues and sales......   $  55,539     $ 23,373   $   284   $     --   $  79,196
                                 =========     ========   =======   ========   =========
  Income (loss) before income
    taxes and minority
    interest..................   $  15,218     $ (2,150)  $(2,876)  $ (1,354)  $   8,838
                                 =========     ========   =======   ========   =========
  Taxes.......................   $   5,104     $   (962)  $  (169)  $   (548)  $   3,425
                                 =========     ========   =======   ========   =========
  Minority interest...........   $     100     $    (34)  $    --   $     --   $      66
                                 =========     ========   =======   ========   =========
  Net income (loss)...........   $  10,014     $ (1,154)  $(2,707)  $   (806)  $   5,347
                                 =========     ========   =======   ========   =========
  Depreciation and
    amortization..............   $   6,163     $  5,987   $   710   $    105   $  12,965
                                 =========     ========   =======   ========   =========
  Interest expense............   $   2,668     $    980   $ 1,011   $    821   $   5,480
                                 =========     ========   =======   ========   =========
  Capital expenditures........   $   2,514     $  1,441   $   (75)  $      2   $   3,882
                                 =========     ========   =======   ========   =========
  Gross identifiable assets at
    March 31, 1998............   $ 580,305     $145,074   $51,628   $ 29,772   $ 806,779
                                 =========     ========   =======   ========   =========
  Intersegment eliminations...   $(141,561)    $     --   $    --   $(23,767)  $(165,328)
                                 =========     ========   =======   ========   =========
  Net identifiable assets at
    March 31, 1998............   $ 438,744     $145,074   $51,628   $  6,005   $ 641,451
                                 =========     ========   =======   ========   =========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1998

                                 DOMESTIC FINANCIAL
                                      SERVICES                        EMERGING MARKETS FINANCIAL SERVICES
                                --------------------   -----------------------------------------------------------------
                                 DOMESTIC     U.S.      RUSSIAN     POLISH                 CENT. & EAST.
                                INVESTMENT   VENTURE   FINANCIAL   FINANCIAL    CZECH          EUROPE
                                MANAGEMENT   CAPITAL   SERVICES    SERVICES    REPUBLIC   VENTURE CAPITAL    REAL ESTATE
                                ----------   -------   ---------   ---------   --------   ---------------    -----------
THREE MONTHS ENDED
MARCH 31, 1997:
  Gross revenues and sales....  $  38,721    $   382   $  9,758     $ 4,369     $ 162         $    30          $   288
                                =========    =======   ========     =======     =====         =======          =======
  Intersegment eliminations...  $  (1,066)   $    --   $     --     $    --     $  --         $    --          $    --
                                =========    =======   ========     =======     =====         =======          =======
  Net revenues and sales......  $  37,655    $   382   $  9,758     $ 4,369     $ 162         $    30          $   288
                                =========    =======   ========     =======     =====         =======          =======
  Income (loss) before income
    taxes and minority
    interest..................  $  10,492    $ 3,741   $  1,115     $   929     $(416)        $   251          $    19
                                =========    =======   ========     =======     =====         =======          =======
  Taxes.......................  $   4,173    $ 1,395   $    499     $   555     $ (12)        $   406          $     8
                                =========    =======   ========     =======     =====         =======          =======
  Minority interest...........  $      --    $   409   $    622     $   (43)    $  --         $  (385)         $    --
                                =========    =======   ========     =======     =====         =======          =======
  Net income (loss)...........  $   6,319    $ 1,937   $     (6)    $   417     $(404)        $   230          $    11
                                =========    =======   ========     =======     =====         =======          =======
  Depreciation and
    amortization..............  $   4,097    $    35   $    206     $    --     $  --         $    --          $   152
                                =========    =======   ========     =======     =====         =======          =======
  Interest expense............  $     679    $    99   $  1,410     $    --     $  --         $    --          $    --
                                =========    =======   ========     =======     =====         =======          =======
  Capital expenditures........  $   1,193    $     3   $    762     $   215     $  --         $    18          $     3
                                =========    =======   ========     =======     =====         =======          =======
  Gross identifiable assets at
    March 31, 1997............  $ 220,586    $66,619   $105,736     $17,528     $ 478         $14,493          $ 6,029
                                =========    =======   ========     =======     =====         =======          =======
  Intersegment eliminations...  $(104,499)   $    (7)  $ (3,464)    $    --     $  --         $    --          $  (126)
                                =========    =======   ========     =======     =====         =======          =======
  Net identifiable assets at
    March 31, 1997............  $ 116,087    $66,612   $102,272     $17,528     $ 478         $14,493          $ 5,903
                                =========    =======   ========     =======     =====         =======          =======


                                               NATURAL RESOURCES
                                - SUBTOTAL -   ------------------
                                 WORLDWIDE
                                 FINANCIAL       GOLD     RUSSIAN
                                  SERVICES      MINING    TIMBER     OTHER       TOTAL
                                ------------    ------    -------    -----       -----
THREE MONTHS ENDED
MARCH 31, 1997:
  Gross revenues and sales....   $  53,710     $ 17,467   $    --   $  2,250   $  73,427
                                 =========     ========   =======   ========   =========
  Intersegment eliminations...   $  (1,066)    $     --   $    --   $ (2,250)  $  (3,316)
                                 =========     ========   =======   ========   =========
  Net revenues and sales......   $  52,644     $ 17,467   $    --   $     --   $  70,111
                                 =========     ========   =======   ========   =========
  Income (loss) before income
    taxes and minority
    interest..................   $  16,131     $   (130)  $  (630)  $   (708)  $  14,663
                                 =========     ========   =======   ========   =========
  Taxes.......................   $   7,024     $    (45)  $   (60)  $   (275)  $   6,644
                                 =========     ========   =======   ========   =========
  Minority interest...........   $     603     $    107   $    --   $     --   $     710
                                 =========     ========   =======   ========   =========
  Net income (loss)...........   $   8,504     $   (192)  $  (570)  $   (433)  $   7,309
                                 =========     ========   =======   ========   =========
  Depreciation and
    amortization..............   $   4,490     $  4,776   $    31   $    213   $   9,510
                                 =========     ========   =======   ========   =========
  Interest expense............   $   2,188     $     40   $   196   $    550   $   2,974
                                 =========     ========   =======   ========   =========
  Capital expenditures........   $   2,194     $  5,395   $ 1,554   $     23   $   9,166
                                 =========     ========   =======   ========   =========
  Gross identifiable assets at
    March 31, 1997............   $ 431,469     $150,824   $48,063   $ 19,791   $ 650,147
                                 =========     ========   =======   ========   =========
  Intersegment eliminations...   $(108,096)    $     --   $    --   $(11,954)  $(120,050)
                                 =========     ========   =======   ========   =========
  Net identifiable assets at
    March 31, 1997............   $ 323,373     $150,824   $48,063   $  7,837   $ 530,097
                                 =========     ========   =======   ========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's worldwide financial services and natural resource businesses. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations, Liquidity and Capital Resources -- General, and Future Operating Results.

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     The Company reported lower net income and earnings per share in the first quarter of 1998 compared to the first quarter of 1997. First quarter performance reflected significant gains from the Company's domestic financial services operations, which were offset by losses in the Company's emerging markets financial services and natural resources operations.

     Gross revenues for the first quarter of 1998 were $79.2 million compared to $70.1 million for the first quarter of 1997. This growth resulted from increased revenues from both the domestic investment management business and gold shipments.

     Net income in the first quarter of 1998 was $5.3 million, or 21 cents per share, compared to net income of $7.3 million, or 29 cents, in the first quarter of 1997. Increased earnings of 12 cents per share from the domestic financial services operations more than offset the 5 cent decrease from emerging market financial services earnings. As a result, worldwide financial services earnings increased by 7 cents per share. These earnings were more than offset by a decrease in earnings from gold mining operations of 5 cents per share and a 9c increase in losses from timber operations.

     The table below details earnings per share by business segment for the first quarter of 1998 versus the first quarter of 1997:

                        FIRST QUARTER EARNINGS PER SHARE

                                                                     DIFFERENCE:
BUSINESS SEGMENT                                  1998      1997    INCR./(DECR.)
----------------                                  ----      ----    -------------
Domestic investment management..................   37c      25c          12c
U.S. venture capital............................    8c       8c           --
                                                  ----      ---         ----
          Total domestic financial services.....   45c      33c          12c
                                                  ----      ---         ----
Russian financial services......................   (3c)      --          (3c)
Polish financial services.......................    1c       2c          (1c)
Czech Republic mutual fund......................   (1c)     (2c)          1c
Central and Eastern European venture capital....    --       --           --
Real estate.....................................   (2c)      --          (2c)
                                                  ----      ---         ----
          Total emerging markets financial
            services............................   (5c)      --          (5c)
                                                  ----      ---         ----
               Worldwide financial services.....   40c      33c           7c
                                                  ----      ---         ----
Gold mining.....................................   (5c)      --          (5c)
Russian timber..................................  (11c)     (2c)         (9c)
Other natural resources.........................   (1c)      --          (1c)
                                                  ----      ---         ----
               Natural resources................  (17c)     (2c)        (15c)
                                                  ----      ---         ----
Interest expense................................   (2c)     (2c)          --
                                                  ----      ---         ----
               Total............................   21c      29c          (8c)
                                                  ====      ===         ====

                    WORLDWIDE FINANCIAL SERVICES BUSINESSES

RESULTS OF OPERATIONS

     The Company's worldwide financial services businesses have three principal sources of revenues: fees from managing the 34 U.S. registered investment companies (mutual funds) in the Pioneer Family of Mutual Funds and institutional accounts, fees from underwriting and distributing mutual fund shares, and fees from acting as mutual fund shareholder servicing agent. The Company earns similar revenues from its international investment operations in Poland, Russia, Ireland, and the Czech Republic, and from its joint venture in India. The Company also earns revenues from its Russian and Polish brokerage operations and from Pioneer Bank in Russia, in which the Company had a 57.7% interest at March 31, 1998. The Company also has earnings from its U.S. venture capital operations.

     In the first quarter of 1998, the Company's worldwide financial services businesses had revenues of $55.5 million, $2.9 million, or 5%, higher than revenues of $52.6 million in the first quarter of 1997. Net income of $10.0 million in the first quarter of 1998, or 40 cents per share, was $1.5 million, or 7 cents per share, higher than first quarter 1997 net income and earnings per share of $8.5 million and 33 cents, respectively.

     Worldwide assets under management were $23.7 billion at March 31, 1998, compared to $21 billion at December 31, 1997, and $17.3 billion at March 31, 1997. The increase in assets under management was principally attributable to a higher U.S. stock market. Assets under management have further increased to approximately $24.3 billion at May 1, 1998.

     The table below details revenues and net income in the first quarter of 1998 and 1997 for the segments of the Company's worldwide financial services businesses:

                            REVENUES AND NET INCOME
                             (DOLLARS IN MILLIONS)

                                                   REVENUES        NET INCOME
                                                --------------    -------------
BUSINESS SEGMENT                                1998     1997     1998    1997
----------------                                ----     ----     ----    ----
Domestic investment management................  $47.8    $37.6    $ 9.5   $ 6.3
U.S. venture capital..........................    0.4      0.4      2.0     2.0
Emerging markets financial services:
  Russia......................................    3.6      9.7     (0.9)     --
  Poland......................................    3.1      4.4      0.2     0.4
  Czech Republic..............................    0.3      0.2     (0.3)   (0.4)
  Central and Eastern Europe venture
     capital..................................    0.1       --       --     0.2
  Real estate services........................    0.2      0.3     (0.5)     --
                                                -----    -----    -----   -----
          Total worldwide financial
            services..........................  $55.5    $52.6    $10.0   $ 8.5
                                                =====    =====    =====   =====

  Domestic Investment Management

     Revenues from the Company's domestic investment management business of $47.8 million in the first quarter of 1998 increased by $10.2 million, or 27%. Net income increased by 50% in the first quarter, increasing by $3.2 million, or 12 cents per share, to $9.5 million, or 37 cents per share.

     Management fee revenues of $31.1 million increased by $6.6 million, principally reflecting higher assets under management resulting from continued strength in the strong U.S. stock market. For the first quarter of 1998, distribution fees and underwriting commissions of $6.5 million were $2.0 million, or 45%, higher than such fees and commissions earned in the comparable 1997 period. A significant majority of the increase related to distribution fees which increased by $1.3 million as a result of the increase in average assets under management of mutual funds which offer back-end load shares. In the first quarter of 1998, the Company had U.S. registered mutual fund sales (including reinvested dividends) of approximately $1.0 billion (up 45%), and net sales of $0.4 billion compared to net sales of $0.1 billion in the first quarter of 1997.

     Shareholder services fee revenues of $7.4 million in the first quarter of 1998 increased by $0.7 million, as a result of an increase in the number of shareholder accounts. Trustee fee revenues were approximately $1.1 million in both the first quarter of 1998 and 1997.

     Costs and expenses increased by $5.5 million in the first quarter of 1998 to $32.7 million. Approximately half of the increase in expenses, or $2.9 million, resulted from higher payroll costs, part of which related to the Company's efforts to strengthen its investment management and sales and marketing staff. An additional 25% of the increase in expenses, or $1.3 million, resulted from higher mutual fund distribution costs, including the printing and mailing of sales literature, paying commissions earned by the sales force, mutual fund advertising and public relations. An additional 15% of the increase in expenses, or $0.8 million, resulted from higher expenses associated with the amortization of dealer advances resulting from sales of back-end load mutual fund shares. These amortization expenses were more than offset by the increase in distribution fees of $1.3 million.

     The domestic investment management business segment includes net gains from the Company's investments in its own mutual funds, principally during start-up, which were $0.5 million in the first quarter of 1998 versus $0.1 million in the first quarter of 1997.

  U.S. Venture Capital

     Net income from the Company's U.S. venture capital operations for the first quarter of 1998 was $2.0 million, or 8 cents per share. The Company had similar net income and earnings for the first quarter of 1997. The Company continued to report significant gains from one of its portfolio companies which completed an initial public offering in December 1997.

     The Company had net venture capital investment portfolio gains (excluding operating expenses) of $4.5 million in the first quarter of 1998 compared to net gains of $4.2 million in the first quarter of 1997.

  Russian Financial Services

     Revenues from the Company's Russian financial services operations of $3.6 million in the first quarter of 1998 decreased by 63% from $9.7 million. These operations reported net losses of $0.9 million, or 3 cents per share, in the first quarter of 1998, compared to break-even operations in the first quarter of 1997.

     In the first quarter of 1998, revenues from the Company's Russian brokerage activities, which are principally derived from trading activities, decreased by $4.0 million, to $0.4 million, as a result of the decline in the Russian stock market. Costs and expenses associated with the Russian brokerage business were $0.8 million in the first quarter of 1998, compared to $2.0 million in the first quarter of 1997.

     The Company reported revenues from Pioneer Bank of approximately $1.3 million in the first quarter of 1998, compared to $2.4 million in the first quarter of 1997. These revenues are derived from (i) interest earned on Russian government and corporate debt securities, (ii) realized and unrealized gains and losses on debt and equity securities and (iii) interest income from loans. Decreases in revenues principally reflect the impact of less favorable interest rates which affect the realized and unrealized gains earned on the Russian government securities. Expenses associated with Pioneer Bank of $1.3 million in the first quarter of 1998 decreased by $1.3 million.

     The Company reported net realized gains of $1.2 million and $2.7 million in the first quarter of 1998 and in the first quarter of 1997, respectively, from investments sold by the First Voucher Fund (the "Voucher Fund"), the Russian voucher investment fund in which the Company has a 51% interest.

  Polish Financial Services

     Revenues from the Company's Polish financial services operations of $3.2 million in the first quarter of 1998 decreased by $1.2 million. These operations had net income of $0.2 million, or 1 cent per share, in the first quarter of 1998, compared to net income of $0.4 million, or 1 cent, in the first quarter of 1997.

     Management fee revenues of $2.3 million in the first quarter of 1998 declined slightly by $0.2 million from first quarter 1997 levels. Underwriting commissions decreased significantly by $1.2 million to $0.1 million. The revenue decreases were mostly offset by decreased expenses and gains from the Company's 50% owned transfer agency business.

     At March 31, 1998, assets under management in the Company's four Polish mutual funds were $466 million, slightly higher than the December 31, 1997 level. Polish mutual fund sales were $10 million in the first quarter of 1998 and net redemptions were $27 million, compared to sales of $118 million and net sales of $93 million in the first quarter of 1997.

  Czech Republic Financial Services

     The Company's Czech Republic financial services operations reported losses of $0.3 million, or 1 cent per share, in the first quarter of 1998, compared to losses of $0.4 million, or 2 cents per share, in the first quarter of 1997. Revenues from management fees and underwriting commissions increased by $0.2 million in the first quarter of 1998 and costs and expenses increased by $0.1 million. The Czech Republic mutual fund had $54 million of assets under management at March 31, 1998, an increase of $11 million over the 1997 year-end level. The Company continues to believe that this operation will reach break-even status in the second half of 1998.

  Central and Eastern Europe Venture Capital Operations

     The Company's Central and Eastern Europe venture capital operations were essentially break even in both the first quarter of 1998 and 1997.

  Real Estate Services

     The Company's real estate services operations reported losses of $0.5 million, or 2 cents per share, in the first quarter of 1998, compared to break-even operations in the first quarter of 1997. Most of the losses were attributable to costs associated with the development of the Company's Polish and Russian real estate investment, and property and facilities management operations.

  Taxes

     The Company's effective tax rate for the first quarter of 1998 for the worldwide financial services businesses was 34% compared to 44% for the first quarter of 1997. The first quarter 1998 results included a tax benefit of nearly $1 million related to costs incurred to date in the Russian venture capital operation.

LIQUIDITY AND CAPITAL RESOURCES

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at year end. At March 31, 1998, the Company served as trustee for $6.9 billion of qualified plan assets and the ratio of net worth to qualified assets was 2.7%. The Company's stockholders' equity of $187.1 million at March 31, 1998, would permit it to serve as trustee for up to $9.4 billion of qualified plan assets.

     The Company has established a multi-class share structure for the Pioneer Family of Mutual Funds. Under this arrangement, the funds offer both traditional front-end load shares (Class A shares) and back-end load shares (Class B and C shares). On back-end load shares, the investor does not pay any sales charge unless there is a redemption before the expiration of the minimum holding period (which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares), in which case the shareholder would pay a contingent deferred sales charge ("CDSC"). The Company, however, pays "up-front" commissions to broker-dealers ("Dealer Advances") related to sales and service of the back-end load shares ranging from 2% to 4% of the sales transaction amount on Class B shares and of 1% on Class C shares. The funds pay the Company distribution fees of 0.75%, and service fees of 0.25%, per annum of their respective net assets invested in Class B and Class C shares, subject to annual renewal by the trustees of the funds. Class B shares were introduced in April 1994 and Class C shares were introduced in January 1996. Sales of back-end load shares were $238 million in the first quarter of 1998 versus $167 million in the first quarter of 1997. Dealer Advances totaled $7.2 million in the first quarter of 1998 versus $5.1 million in the first quarter of 1997. Dealer Advances related to Class B shares (which are amortized to operations over the life of the CDSC period) were $44.8 million at March 31, 1998. The Company intends to continue to finance this program, in part, through the credit facilities described in the section entitled "Liquidity and Capital Resources -- General."

     In April 1995, the Company acquired approximately 51% of the shares of Voucher Fund, the largest voucher investment fund established in Russia in connection with that country's privatization program. The shares were issued by the Voucher Fund to two newly-formed subsidiaries of Pioneer Omega, Inc. ("Pioneer Omega"), a subsidiary of the Company. In addition to acquiring shares in the Voucher Fund, Pioneer Omega, acting through a subsidiary, Pioneer First Russia, Inc. ("PFR"), acquired a Russian company that holds the right to manage the Voucher Fund's investments. Pioneer Omega paid $2 million in cash and issued preferred shares (the "Omega shares") valued at $6 million as consideration for the acquisition of the management company and related rights. The holder of the Omega shares had the right to cause the Company to purchase such shares (the "put option") and the Company had a corresponding right to purchase such shares from the holder (the "call option"). The Company paid a total of $6.6 million for the Omega shares over a three-year period including a 5% per annum premium on the option exercise price. The last installment payment was made on April 11, 1998.

     The Company, through Pioneer Omega, has secured Overseas Private Investment Corporation ("OPIC") "political risk" insurance covering the Voucher Fund and PFR's subsidiaries subject to annual elections up to a ceiling amount of $75 million which would protect 90% of the Company's equity investment and a proportionate share of cumulative retained earnings.

RECENT DEVELOPMENTS

     The Company believes that there is significant unrealized value in the assets included in the Voucher Fund's securities portfolio. In accordance with Generally Accepted Accounting Principles (Statement of Financial Accounting Standards No. 115 -- Accounting for Certain Investments in Debt and Equity Securities), the securities in the Voucher Fund reflect the cost rather than "fair value" until such time as the breadth and scope of the Russian securities markets develop to certain quantifiable levels. The Company believes that these markets are approaching this point, at which time the "fair value" of securities held by the Voucher Fund would be reflected on the Company's balance sheet.

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at March 31, 1998, was approximately $16 million. At April 23, 1998, the value of these securities (based on market quotations if available) was approximately $80 million, which represents an increase of approximately $64 million. The Company's pre-tax interest in this increase, at 51%, would be approximately $33 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at March 31, 1998, was approximately $2 million, $23 million and $2 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $64 million described above) would be reflected in long-term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

     The Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. Liquidity and volumes fluctuate significantly and are strongly influenced by global market trends. In 1997, the number of issues actively traded on the Russian Trading System increased substantially until the end of October when, after the Asian financial crisis, meaningful trading was confined to four to five blue chip stocks. The market in 1998 has been volatile. The relative lack of liquidity may result in the Voucher Fund selling a portfolio security at a price that does not reflect its underlying value. Accordingly, fair values are not necessarily indicative of the amount that could be realized in a short period of time on large volumes of transactions. In addition, the securities investments in the Voucher Fund may be negatively affected by adverse economic, political and social developments in Russia including changes in government and government policies, taxation, currency instability, interest rates and inflation levels and developments in law and regulations affecting securities issuers and their shareholders and securities markets. As a result of the foregoing, there can be no assurance that the Company will be able to realize the values described above.

                          NATURAL RESOURCE BUSINESSES

                              GOLD MINING BUSINESS

     The results of the gold mining business are substantially attributable to the operations of Teberebie Goldfields Limited ("TGL"), the principal operating subsidiary of the Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"). The Company's reported earnings give effect to the 10% minority interest in TGL held by the Government of Ghana. Gold mining results are also affected by PGL's exploration activity in Africa and by the exploration activities in the Russian Far East of Closed Joint-Stock Company, "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's majority owned (52.5%) Russian subsidiary. Exploration costs are charged to operations as incurred.

FINANCIAL RESULTS

     In the first quarter of 1998, the gold mining segment lost $1.2 million, or 5 cents per share. The segment reported break-even earnings in the first quarter 1997. The effective tax rate in the first quarter of 1998 was a 44% benefit compared with a 15% provision in the first quarter of 1997.

     The table below details the earnings per share for the gold mining segment for the first quarter of 1998 versus the first quarter of 1997:

                                                        THREE MONTHS
                                                            ENDED
                                                          MARCH 31,
                                                   -----------------------    1998 VS 1997
                                                       1998          1997     INCR./(DECR.)
                                                       ----          ----     -------------
African Operations(TGL)..........................     $(0.02)       $ 0.01       $(0.03)
African Exploration..............................      (0.02)        (0.01)       (0.01)
                                                      ------        ------       ------
     PGL Total...................................      (0.04)           --        (0.04)
                                                      ------        ------       ------
Russian Exploration..............................      (0.01)           --        (0.01)
                                                      ------        ------       ------
          Total..................................     $(0.05)       $   --       $(0.05)
                                                      ======        ======       ======

     TGL earns all of its revenues in U.S. dollars and the majority of its transactions and costs are denominated in U.S. dollars or are based in U.S. dollars. Consequently, Ghanaian inflation has not had a material effect on TGL's operations. Ghanaian cedi denominated costs such as fuel, wages, power and local purchases are affected, in dollar terms, when currency devaluation does not offset changes in the relative inflation rates in the U.S. and Ghana. Since Ghana has experienced significant inflation over the last three years, the cedi has devalued continuously against the dollar.

TGL RESULTS OF OPERATIONS

  Gold Sales

     Revenues increased by $5.9 million to $23.4 million as gold shipments increased by 23,600, or 47%, to 73,500 ounces. The average realized price of gold decreased by $32 to $318 per ounce. In the first quarter of 1998, the average realized price of gold includes proceeds of $1.7 million, or $23 per ounce, from the sale of floor program options.

     During the first quarter of 1998, TGL experienced several negative factors which caused production to fall short of the forecasted level. The most significant is a severe electric power shortage in Ghana resulting from widespread drought in the region where the country generates its hydroelectric power. See "Recent Developments" below.

  Gold Production.

     The table below provides production results and compares TGL's cash costs and total costs per ounce for the first quarter of 1998 with the prior year:

                                                      THREE MONTHS
                                                         ENDED
                                                       MARCH 31,
                                                    ----------------
                                                     1998      1997     INCREASE/(DECREASE)
                                                     ----      ----     -------------------
Production (ounces)...............................  73,500    56,700           16,800
                                                    ------    ------          -------
Cash costs:
     Production costs.............................  $  196    $  193          $     3
     Royalties....................................       9        10               (1)
     General and administrative...................      25        35              (10)
                                                    ------    ------          -------
     Cash costs per ounce.........................     230       238               (8)
                                                    ------    ------          -------
Non-cash costs:
     Depreciation and amortization................      91        92               (1)
     Other........................................       3         5               (2)
                                                    ------    ------          -------
     Cost of production per ounce.................     324       335              (11)
                                                    ------    ------          -------
Interest and other costs..........................      16         8                8
                                                    ------    ------          -------
          Total costs per ounce...................  $  340    $  343          $    (3)
                                                    ======    ======          =======

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore ("stripping") ratio, the age and availability of equipment, weather conditions, availability and cost of labor, haul distances, foreign exchange fluctuations and the inherent lag in gold production from heap leaching operations. In the first quarter of 1998, production costs increased by $3 to $196 per ounce compared with the first quarter in 1997, principally because of higher processing costs associated with the Phase III expansion South Plant. These higher costs were offset partially by mining economies of scale realized upon the introduction of larger mining equipment and higher production levels. The increase in processing costs was attributable to higher crusher wear parts, leach reagents, and cement usage.

     A comparison of key production statistics for the three months ended March 31, 1998, and March 31, 1997, is shown in the table below:

                                                                THREE MONTHS
                                                                   ENDED
                                                                 MARCH 31,
                                                              ----------------
                                                               1998      1997
                                                               ----      ----
Tonnes mined (in thousands):
Waste.......................................................   7,424     6,182
Run-of-mine.................................................      --       592
                                                              ------    ------
Tonnes Waste and Run-of-Mine................................   7,424     6,774
Ore.........................................................   2,081     1,979
                                                              ------    ------
     Total Tonnes Mined.....................................   9,505     8,753
                                                              ======    ======
Stripping Ratio ((waste + run-of-mine)/ore).................  3.57:1    3.42:1
Ore Processed...............................................   2,162     1,771
Process Grade (grams/tonne).................................    1.36      1.28

     Royalties. Under the Ghanaian Minerals and Mining Law, royalties are levied at rates ranging from 3% to 12% of operating revenues as determined by reference to an operating ratio. Such operating ratio represents the percentage that the operating profits, after giving effect to capital allowances and interest expense (as permitted by TGL's Deed of Warranty), bears to gold sales. In the first quarter of 1998 and 1997, the royalty rate payable by TGL remained at 3% of operating revenues, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents and vehicle expenditures. Since these costs are primarily fixed and unrelated to production levels, the decrease in the cost per ounce was attributable principally to the increase in gold production. In addition, general and administrative costs decreased by approximately $2 per ounce because of lower benefits costs associated with TGL's 1998 collective bargaining agreement with the Ghana Mineworkers' Union ("GMU"), employee meals, and pre-inspection fees related to a reduction in capital equipment imported during the quarter.

     Depreciation and Amortization. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant, and equipment over the lesser of their estimated useful lives or ten years. Compared with the first quarter of 1997, depreciation and amortization decreased by $1 per ounce principally because of higher production levels which decreased the cost per ounce for fixed depreciation recorded on a straight-line basis. During the first quarter of 1998, development costs, which are amortized by plant based upon a monthly shipment allocation, also decreased slightly because a lower proportion of higher East Plant development costs were amortized. These increases were offset, in part, by increases in crushing equipment depreciation associated with Phase III expansion additions and higher run-of-mine pad depreciation.

     Other. Other costs represent a provision for future reclamation costs and supplies inventory obsolescence and costs related to exploration activities conducted by TGL at the Teberebie concession and elsewhere in Ghana. No additional obsolescence reserves were required in the first quarter of 1998 and, as a result, obsolescence reserves decreased by $2 per ounce compared with the first quarter of 1997.

     Interest and Other Costs. Interest and other costs include interest expense, foreign exchange gains and losses, political risk insurance premiums, floor program option sales which are unrelated to shipments, and goodwill amortization. The $8 per ounce increase in interest and other costs in the first quarter of 1998 compared with the corresponding 1997 period was attributable to interest expense associated with the Phase III expansion ($14 per ounce). These increases were offset partially by a decrease related to relatively fixed costs such as political risk insurance premiums and goodwill amortization ($3 per ounce), and proceeds from floor program sales and interest income ($3 per ounce).

     Income Taxes. The statutory tax rate for mining companies in Ghana in 1998 and 1997 was 35%.

EXPLORATION ACTIVITIES

     Since the end of 1993, in addition to continuing to develop the Teberebie mine, PGL has increased its exploration activities in the Republic of Ghana and other African countries. These activities are currently conducted by TGL in Ghana and by PGL or its local subsidiary in countries outside of Ghana. In the first quarter of 1998, PGL incurred exploration costs of approximately $0.5 million, approximately $0.1 million of which related to exploration activities outside of Ghana.

     In 1994, the Company entered into a joint venture, Tas-Yurjah, to explore potential gold mining properties in the Khabarovsk Territory of Russia. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). During 1997, Tas-Yurjah conducted exploration drilling and geochemical and geological surveys to further examine anomalies located in the licensed area. In the first quarter of 1998, the Company expended approximately $0.2 million for exploration work related to Tas-Yurjah.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow

     The cash balances of the gold mining segment decreased from $7.6 million to $5.3 million during the first quarter of 1998. Forty-five percent, or $2.4 million, of TGL's cash balances remain in escrow and are unavailable to pay short-term obligations. Cash generated from operating activities aggregated $3.4 million while capital expenditures and loan principal payments were $2.3 million and $4.0 million, respectively. Major capital expenditures during the year included $1.0 million for processing equipment and pad and pond development, including $0.9 million for leach pad expansion; $0.7 million for mining equipment and capitalized rebuilds of $0.2 million. During the first quarter of 1998, the Company provided $0.6 million to fund the exploration activities of PGL and Tas-Yurjah.

  Phase III Mine Expansion

     In July 1995, the Board of Directors of TGL approved the Phase III expansion of the Teberebie mine. Phase III included a further heap leach operation and a near-pit gyratory crushing facility which acts as the primary crushing facility for both the existing West Plant and the new South Plant. The Phase III expansion increased annual crushing capacity to 12 million tonnes of ore. Construction work on the project has been completed and the first gold bar at the South Plant was poured in April 1997. The cost of the expansion aggregated approximately $56 million, including 1997, 1996, and 1995 capital expenditures of $5.4 million, $48.1 million, and $2.6 million, respectively.

  Third-Party Debt

     At the end of the first quarter of 1998, third-party debt aggregated $49.5 million, including $17.4 million from OPIC for which the Company is subject to limited recourse (described below under "Financing Facilities") and $0.9 million from other sources which is guaranteed by the Company. Scheduled third-party debt service for the remainder of 1998 is expected to aggregate $9.8 million.

  Financing Facilities

     In connection with the Phase III mine expansion, TGL secured third-party financing of approximately $54.2 million, of which $53.6 million was drawn down, and $42.9 million remained outstanding at March 31, 1998. In December 1997, TGL secured $5.8 million of additional financing for replacement mining equipment.

     Skandinaviska Enskilda Banken/Swedish Export Credits Board. In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening AB. The loan is guaranteed by the Swedish Export Credits Board. As of March 31, 1998, $11.3 million of this facility remained outstanding.

     In connection with the purchase of TGL's Phase I crusher plant, a loan of $0.9 million, secured in 1989, remained outstanding at March 31, 1998, bearing an interest rate of 0%, which is guaranteed by the Company.

     Caterpillar Financial Services Corporation. In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation ("Caterpillar"), pursuant to which Caterpillar agreed to provide a revolving credit facility of up to $21 million, subsequently increased to $23 million in September 1997, to finance the purchase of replacement mining equipment. The revolving credit facility is subject to renewal in May 1998 and is currently under review. In the event that the credit facility is not renewed, 85% of the outstanding loan balances (approximately $20 million) will continue to be repaid over a five year term, while the remainder will be repaid over a three year term. At March 31, 1998, Caterpillar had issued disbursements, at TGL's request, for $26.3 million of such facility, bearing interest at fixed rates ranging from 7.85% to 8.30%, of which $6.4 million had been repaid.

     Overseas Private Investment Corporation. In October 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing of up to $19 million, of which $17.4 million remained outstanding at March 31, 1998, with respect to the Phase III expansion. Disbursements under this facility occurred in November 1996. The underlying note is payable in eleven remaining equal semiannual installments from September 15, 1998 through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to the financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has agreed that if the percentage of gold proceeds that TGL must convert to Ghanaian Cedis increases above a certain threshold and, as a result of regulatory and other restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, it shall cover up to $10 million of such obligations. The Company has secured insurance for 90% of this obligation.

     Subordinated Debt. In addition to third-party financing facilities, the Company provided $4.2 million in bridge financing to TGL during 1997 to satisfy its short-term liquidity needs. The Company expects to provide financing of approximately $5.0 million in 1998.

  Risk Management

     In the fourth quarter of 1996, TGL purchased a series of put options which secured a minimum selling price of $340 per ounce to cover 1997 estimated production. When the market price of gold declined below $340 per ounce between February and December 1997, the Company continued to ship gold to refineries and sold the put options, receiving payment for the difference between the market price of gold and approximately $340 per ounce. In May 1997, TGL purchased additional options at an exercise price of $320 per ounce to cover estimated production for the first four months of 1998. In April 1998, TGL purchased additional options at an exercise price of $305 per ounce to cover production from May through September 1998.

     The Company maintains $65.5 million of "political risk" insurance principally from OPIC covering 90% of its equity and loan guarantees. The insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings. The OPIC equity and retained earnings coverage is presently limited to a ceiling of $63.1 million. The Company is, however, applying to increase the ceiling in 1998. There can be no assurance that such OPIC insurance will become available in 1998. The Company has also secured $9 million of foreign exchange exposure insurance from another source to hedge 90% of its exposure to a limited recourse provision contained in the OPIC Phase III expansion financing (discussed in more detail above). In addition to other commercial insurance policies, TGL has secured business interruption coverage of up to $19 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

RECENT DEVELOPMENTS

     Ghana is currently experiencing a severe electric power shortage resulting from widespread drought in the region from which Ghana generates its hydroelectric power. In response to the shortage, the Ghanaian government's electric utility, Electric Corporation of Ghana Ltd. ("ECG"), has imposed significant distribution restrictions on electricity that have negatively impacted TGL's operations. ECG is currently providing 60% of TGL's electric power needs. TGL added additional standby diesel generators at the beginning of May 1998, which now enables the mine to operate at approximately 85% capacity. The Company does not believe that the situation, which has also impacted TGL's suppliers, will improve until the rainy season begins. As a result of the foregoing, TGL believes that actual production will be approximately 10% less than forecasted production of 340,000 ounces.

                                TIMBER BUSINESS

     The Company's Russian venture, Closed Joint-Stock Company "Forest-Starma", in which Pioneer Forest, Inc. (a wholly owned subsidiary of the Company) has a 97% direct interest is pursuing the development of timber production under a long-term lease comprising 240,000 hectares (approximately 593,000 acres) in the aggregate with annual cutting rights of 361,000 cubic meters awarded to the venture in the Khabarovsk Territory of Russia. Forest-Starma is in the process of finalizing lease agreements for additional leasehold rights that will give Forest-Starma total cutting rights of approximately 555,000 cubic meters over a territory of 390,100 hectares (approximately 964,000 acres). Forest-Starma has developed a modern logging camp, including a harbor facility, from which it exports timber for markets in the Pacific Rim, primarily Japan. Forest-Starma is expected to produce approximately 335,000 cubic meters of timber in 1998. The decrease from the previously reported target of 360,000 cubic meters was attributable principally to unusually inclement weather and lower than expected operating productivity and equipment availability.

     In the first quarter of 1995, Forest-Starma commenced the harvesting of timber which was acquired in the development phase. Forest-Starma's first shipments of timber, totaling approximately 30,000 cubic meters, occurred in the second half of that year. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber. Since Forest-Starma remained in the development stage through the end of 1996, timber proceeds aggregating $10.1 million were used to offset capitalized interest and development costs.

RESULTS OF OPERATIONS

     Forest-Starma recorded losses of $2.7 million, or 11 cents per share, on revenues of $0.3 million in the first quarter of 1998, compared to a loss of $0.6 million, or 2 cents, in the first quarter of 1997. There were no revenues recorded during this quarter in 1997. The higher losses resulted from higher interest expense and a timber inventory cost-to-market write-down resulting from lower timber prices. Forest-Starma produced 52,500 cubic meters of timber during the first quarter of 1998 compared to 49,000 cubic meters in the first quarter of 1997. Forest-Starma was severely limited in its ability to ship in both the first quarter of 1998 and 1997, because, as expected, the harbor was frozen. Forest-Starma shipped 8,300 cubic meters of low grade timber in the first quarter of 1998 at an average realized price of $34 per cubic meter.

     Forest-Starma values its inventory at the lower of cost or market using the full absorption accounting method. Accordingly, costs of goods sold of $1.6 million in the first quarter of 1998 included all operating costs such as payroll, fuel, spare parts, site related general and administrative expenses, amortization, depreciation and other taxes as well as a cost-to-market adjustment of $1.1 million. During the quarter, the average production cost was $79 per cubic meter. Since a portion of these costs are fixed and unrelated to production levels, the Company anticipates that the average production cost per cubic meter will decline as production levels increase. The decline in realized timber prices experienced in 1997 continued through the first quarter of 1998 and, as a result, finished goods inventory was restated to market value at $49 per cubic meter. Approximately 117,000 cubic meters of timber remained in inventory at March 31, 1998.

     Other expenses of $1.4 million for the quarter ended March 31, 1998 included interest and management fees. The statutory tax rate in Russia is 35%.

LIQUIDITY AND CAPITAL RESOURCES

  Project Financing

     Capital required by this venture is now projected at approximately $62 million through the end of 1998. At March 31, 1998, project financing aggregated $55.9 million including $39.3 million in subordinated debt and accrued interest provided by the Company, $9.2 million in unpaid liabilities to the Company for ongoing operating expenses and $7.4 million in outstanding third party financing. The Company expects to convert approximately $15 million of subordinated debt to equity in 1998 and in February of 1998 has forgiven $1.9 million of subordinated debt and interest. Forest-Starma completed a $9.3 million project financing with OPIC in July 1996, of which $7.4 million remained outstanding at March 31, 1998. The underlying note is payable in twelve remaining semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to the OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. Scheduled third-party debt service for 1998 is expected to aggregate $2 million.

  Direct Investment and Risk Management

     Direct investment in Forest-Starma by the Company aggregated $40.2 million at March 31, 1998. In connection with its investment in Forest-Starma, the Company has secured OPIC political risk insurance in an amount of up to $47 million which would protect 90% of the Company's equity investment and loans and a proportionate share of cumulative retained earnings. In addition, the Company has secured OPIC business income loss insurance of up to $5 million for Forest-Starma.

  Other Ventures

     In 1995, Closed Joint-Stock Company "Amgun-Forest" and Closed Joint-Stock Company "Udinskoye," the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters. Pioneer Forest, Inc. has an 80.6% direct interest and 7.1% indirect interest in Amgun-Forest and a 72% direct interest and 4.2% indirect interest in Udinskoye. The feasibility study on Amgun-Forest is being reviewed, and the Udinskoye feasibility study is in the early stages of development. The studies will form the basis for estimating capital requirements for these projects. Depending upon factors such as capital availability, management resources, market demand and the stabilization of larch prices, the predominant timber species in both concessions, the Company may elect to develop these projects in the future. Since inception, the Company provided funding and services to these projects aggregating $4.3 million, including $0.5 million in 1998.

                       MISCELLANEOUS -- OTHER OPERATIONS

     The Company reported losses of 2 cents per share as "other" in the first quarter of 1998 and the first quarter of 1997, principally from unallocated interest expense.

     In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The new standard requires that entities expense costs of start-up activities as those costs are incurred. The term start-up includes pre-operating, pre-opening and organization activities. The Company has capitalized certain pre-operating costs in connection with its natural resource operations, and has certain capitalized organizational costs associated with its emerging markets financial services operations.

     The statement must be adopted by the first quarter of 1999. At adoption, the Company must record a cumulative effect of a change in accounting principle and write-off all remaining unamortized start-up costs. At this time, the Company has not completed its analysis of the unamortized capitalized start-up costs. The Company expects that the charge associated with the adoption of this statement will be material to the Company's results of operations.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining and timber operations) decreased by $19.0 million in the first quarter of 1998 to $76.9 million principally from decreased cash and investments held by the Russian investment operations.

     The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million

(the "B-share Revolver") to finance Dealer Advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 0.75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. At March 31, 1998, the Company had borrowed $42.5 million under the B-share Revolver and $57.5 million under the Corporate Revolver.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of March 31, 1998, the Company was in compliance with all applicable covenants.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of March 31, 1998, the Company had entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from 0.75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The fair value of these swap agreements was approximately $2.8 million at March 31, 1998, which amount represents the estimated amount the Company would be obligated to pay to terminate the agreements.

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

     The Company is presently in the process of evaluating its information technology infrastructure for Year 2000 compliance at all of its worldwide operations. The Company does not anticipate that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not expect any material disruption in its operations as a result of any failure by the Company to be Year 2000 compliant. The Company is currently evaluating the Year 2000 compliance of its vendors and financial institutions with which it conducts business to ensure that the

Company's continued operations will not be adversely affected. There can be no assurance that the Company's Year 2000 compliance efforts will be successful or that cost estimates will not change as the evaluation process continues.

     The Company derives a significant portion of its revenues from investment management fees, underwriting and distribution fees and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares result in increased assets under management, which, in turn, generate higher management fees and distribution fees. Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company. In addition, four of the Company's mutual funds (including the three largest funds) have management fees which are adjusted based upon the funds' performance relative to the performance of an established index. As a result, management fee revenues may be subject to unexpected volatility.

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

     TGL is dependent upon a number of key supplies for its mining operations, including cement, diesel fuel, electricity, explosives, lubricants, tires and sodium cyanide. There can be no assurance that a disruption in the supplies to TGL of these key materials will not occur and adversely affect the Company's operations.

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

     During 1997, the Company derived significant revenues and net income from its Russian financial services operations. Given the volatility of the Russian financial markets, and the effect such volatility may have on the Company's Russian businesses, there can be no assurance that these sources of revenue and net income will continue or that they will continue at current levels.

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

     (a) Exhibits

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

Dated: May 15, 1998

                                            THE PIONEER GROUP, INC.

                                            /s/  WILLIAM H. KEOUGH
                                            ------------------------------------
                                               WILLIAM H. KEOUGH, SENIOR VICE
                                                         PRESIDENT,
                                                CHIEF FINANCIAL OFFICER AND
                                                         TREASURER

                                 EXHIBIT INDEX

 EXHIBIT NUMBER                            DESCRIPTION
 --------------    ------------------------------------------------------------
  11               Computation of earnings per share.
  27.98            Financial Data Schedule
  27.97            Financial Data Schedule