Form 10-Q
period 1998-06-30
PIONEER GROUP INC
filed 1998-08-14
CIK 733060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                           COMMISSION FILE NO. 0-8841
                            ------------------------

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

                                   NO CHANGES
   (Former name, former address and former fiscal year, if changes since last report)
                            ------------------------
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
                            ------------------------
  As of June 30, 1998, there were 25,434,328 shares of the Registrant's Common
                                     Stock,
               $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                               --------      ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................   $ 24,837        $ 58,802
Restricted cash.............................................      8,474           8,431
Investment in marketable securities, at fair value..........     44,258          38,341
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................     22,959          11,752
    From Pioneer Family of Mutual Funds.....................     20,508          17,428
    For securities sold.....................................      8,759          11,466
    For gold shipments......................................      2,707           3,451
    Other...................................................     13,543          12,695
Mining inventory............................................     19,251          22,032
Timber inventory............................................      5,566           5,897
Other current assets........................................     17,370          11,957
                                                               --------        --------
        Total current assets................................    188,232         202,252
                                                               --------        --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated
     depreciation of $84,918 in 1998 and $76,060 in 1997)...     91,663          99,164
    Deferred mining development costs (net of accumulated
     amortization of $17,515 in 1998 and $16,177 in 1997)...     16,571          17,521
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $13,491 in 1998 and $12,083 in
  1997).....................................................     18,809          20,216
Long-term venture capital investments, at fair value (cost
  $95,137 in 1998 and $71,754 in 1997)......................    113,728          95,382
Long-term investments, at cost..............................     16,378          15,671
Timber project in development:
    Timber equipment and facilities (net of accumulated
     depreciation of $2,014 in 1998 and $1,260 in 1997).....     18,155          17,898
    Deferred timber development costs (net of accumulated
     amortization of $2,371 in 1998 and $1,611 in 1997).....     20,666          21,264
Building (net of accumulated amortization of $956 in 1998
  and $598 in 1997).........................................     24,746          25,087
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $12,381 in
  1998 and $8,565 in 1997)..................................     19,376          17,030
Loans to bank customers.....................................      2,317           9,152
Dealer advances (net of accumulated amortization of $23,107
  in 1998 and $17,366 in 1997)..............................     49,725          41,871
Other noncurrent assets.....................................     22,455          21,285
                                                               --------        --------
        Total noncurrent assets.............................    414,589         401,541
                                                               --------        --------
                                                               $602,821        $603,793
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................   $ 22,937        $ 11,766
Accounts payable............................................     11,498          18,724
Accrued expenses............................................     37,998          29,760
Customer deposits...........................................     19,706          23,584
Brokerage liabilities.......................................     13,767          14,702
Short-term borrowings -- banking activities.................      4,003          12,083
Accrued income taxes........................................      4,900           7,641
Current portion of notes payable............................     14,347          17,411
                                                               --------        --------
        Total current liabilities...........................    129,156         135,671
                                                               --------        --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................    170,412         168,424
Deferred income taxes, net..................................     28,510          29,334
                                                               --------        --------
        Total noncurrent liabilities........................    198,922         197,758
                                                               --------        --------
        Total liabilities...................................    328,078         333,429
                                                               --------        --------
Minority interest...........................................    101,358          86,677
                                                               --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $.10 par value; authorized 60,000,000
     shares; issued 25,435,803 shares in 1998 and 25,219,567
     shares in 1997.........................................      2,544           2,522
    Paid-in capital.........................................     21,264          15,912
    Retained earnings.......................................    159,694         171,558
    Cumulative translation adjustment.......................     (1,976)         (1,277)
    Treasury stock at cost, 1,475 shares in 1998 and 2,670
     shares in 1997.........................................        (35)            (65)
                                                               --------        --------
                                                                181,491         188,650
    Less -- Deferred cost of restricted common stock
     issued.................................................     (8,106)         (4,963)
                                                               --------        --------
        Total stockholders' equity..........................    173,385         183,687
                                                               --------        --------
                                                               $602,821        $603,793
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                 JUNE 30,                      JUNE 30,
                                        --------------------------    --------------------------
                                           1998           1997           1998           1997
                                           ----           ----           ----           ----
Revenues and sales:
     Investment management fees.......  $    37,110    $    28,422    $    70,741    $    55,517
     Underwriting commissions and
       distribution fees..............        7,844          5,466         14,509         11,234
     Shareholder services fees........        7,898          6,698         15,494         13,362
     Revenues from brokerage
       activities.....................        1,287          6,673          2,068         11,408
     Revenues from banking
       activities.....................          846          2,608          2,150          5,052
     Trustee fees and other income....        7,587          4,903         13,149         10,841
                                        -----------    -----------    -----------    -----------
     Revenues from financial services
       businesses.....................       62,572         54,770        118,111        107,414
     Gold sales.......................       17,259         20,993         40,632         38,460
     Timber sales.....................        2,598          4,267          2,882          4,267
                                        -----------    -----------    -----------    -----------
          Total revenues and sales....       82,429         80,030        161,625        150,141
                                        -----------    -----------    -----------    -----------
Costs and expenses:
     Management, distribution,
       shareholder service and
       administrative expenses........       62,079         43,781        106,708         86,367
     Interest expense -- banking
       activities.....................          323          2,249          1,967          3,609
     Gold mining operating costs and
       expenses.......................       24,568         21,931         48,819         39,158
     Timber operating costs and
       expenses.......................       10,088          4,667         12,074          5,101
                                        -----------    -----------    -----------    -----------
          Total costs and expenses....       97,058         72,628        169,568        134,235
                                        -----------    -----------    -----------    -----------
Other (income) expense:
     Unrealized and realized gains on
       venture capital and marketable
       securities investments, net....       (6,906)        (7,258)       (13,044)       (15,343)
     Interest expense.................        3,881          2,913          7,717          4,527
     Other, net.......................          186            651            336            963
                                        -----------    -----------    -----------    -----------
          Total other (income)
            expense...................       (2,839)        (3,694)        (4,991)        (9,853)
                                        -----------    -----------    -----------    -----------
Income (loss) before provision for
  federal, state and foreign income
  taxes and minority interest.........      (11,790)        11,096         (2,952)        25,759
                                        -----------    -----------    -----------    -----------
Provision for federal, state and
  foreign income taxes................        2,228          5,159          5,653         11,803
                                        -----------    -----------    -----------    -----------
Income (loss) before minority
  interest............................      (14,018)         5,937         (8,605)        13,956
                                        -----------    -----------    -----------    -----------
Minority interest.....................       (1,888)           962         (1,822)         1,672
                                        -----------    -----------    -----------    -----------
Net (loss) income.....................  $   (12,130)   $     4,975    $    (6,783)   $    12,284
                                        ===========    ===========    ===========    ===========
Basic earnings per share..............  $     (0.48)   $      0.20    $     (0.27)   $      0.49
                                        ===========    ===========    ===========    ===========
Diluted earnings per share............  $     (0.48)   $      0.19    $     (0.27)   $      0.48
                                        ===========    ===========    ===========    ===========
Dividends per share...................  $      0.10    $      0.10    $      0.20    $      0.20
                                        ===========    ===========    ===========    ===========
Basic shares outstanding..............   25,042,000     24,829,000     24,967,000     24,828,000
                                        ===========    ===========    ===========    ===========
Diluted shares outstanding............   25,042,000     25,575,000     25,408,000     25,539,000
                                        ===========    ===========    ===========    ===========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                1998          1997
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)........................................  $ (6,783)     $ 12,284
                                                              --------      --------
   Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    25,925        18,704
     Unrealized and realized gains on venture capital and
      marketable securities, net............................   (13,044)      (16,309)
     (Equity in earnings of) other investments..............      (209)         (121)
     Restricted stock plan expense..........................     1,443           937
     Deferred income taxes..................................      (824)        2,996
     Minority interest......................................    (1,822)        1,672
     Provision for credit losses............................     5,200           335
   Changes in operating assets and liabilities:
     Investments in marketable securities, net..............    (5,811)       (8,854)
     Receivable from securities brokers and dealers for
      sales of mutual fund shares...........................   (11,207)       (2,289)
     Receivables for securities sold........................     2,707        (9,888)
     Receivables for gold shipments.........................       744            22
     Receivables from Pioneer Family of Mutual Funds and
      Other.................................................    (4,144)       (3,956)
     Mining inventory.......................................     2,781         1,144
     Timber inventory.......................................       331        (2,933)
     Other current assets...................................    (5,976)        3,146
     Other noncurrent assets................................      (814)       (1,359)
     Payable to funds for shares sold.......................    11,171         2,293
     Accrued expenses and accounts payable..................     1,012        11,921
     Brokerage liabilities..................................      (935)        9,579
     Accrued income taxes...................................    (2,667)        1,945
                                                              --------      --------
        Total adjustments...................................     3,861         8,985
                                                              --------      --------
        Net cash (used in) provided by operating
        activities..........................................    (2,922)       21,269
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of mining equipment and facilities..............    (3,687)         (834)
   Deferred mining development costs........................      (388)       (9,408)
   Additions to furniture, equipment and leasehold
     improvements...........................................    (5,818)       (2,615)
   Building.................................................       (17)       (2,849)
   Long-term venture capital investments....................   (26,496)      (21,644)
   Proceeds from sale of long-term venture capital
     investments............................................    16,091           500
   Loans to banks and customers.............................     1,635         3,230
   Deferred timber development costs........................      (244)        4,661
   Timber equipment and facilities..........................    (1,011)       (9,726)
   Other investments........................................    (2,102)       (2,620)
   Proceeds from sales of other investments.................     1,103         1,732
   Cost of acquisition in excess of net assets acquired.....        --           (16)
   Long-term investments....................................      (800)       (3,127)
   Proceeds from sale of long-term investments..............     3,829         9,024
                                                              --------      --------
        Net cash (used in) investing activities.............   (17,905)      (33,692)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends paid...........................................    (5,081)       (5,025)
   Distributions to limited partners of venture capital
     subsidiary.............................................       (68)          (64)
   Amounts raised by venture capital investment
     partnerships...........................................    18,193        18,796
   Exercise of stock options................................       252           229
   Restricted stock plan award..............................        17            10
   Employee stock purchase plan.............................       474           329
   Dealer advances..........................................   (13,595)       (6,695)
   Customer deposits........................................    (3,878)        6,711
   Short term borrowings -- banking activities, net.........    (8,080)       (1,080)
   Revolving credit agreement borrowings, net...............     9,000        10,000
   Borrowings of notes payable..............................        --         2,625
   Repayments of notes payable..............................   (10,076)       (5,742)
   Reclassification of restricted cash......................       (43)         (237)
                                                              --------      --------
        Net cash (used in) provided by financing
        activities..........................................   (12,885)       19,857
                                                              --------      --------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................      (253)         (116)
                                                              --------      --------
Net (decrease) increase in cash and cash equivalents........   (33,965)        7,318
Cash and cash equivalents at beginning of period............    58,802        30,813
                                                              --------      --------
Cash and cash equivalents at end of period..................  $ 24,837      $ 38,131
                                                              ========      ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1998

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The statement must be adopted by the first quarter of 1999. At adoption, the Company must record a cumulative effect of a change in accounting principle and write-off all remaining unamortized start-up costs. At this time, the Company has estimated unamortized capitalized start-up costs of approximately $20 million, related principally to its timber operations.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impacts of adopting Statement 133 on our financial statements and has not determined the timing of or method of our adoption of Statement 133. Statement 133 is effective for fiscal years beginning after June 15, 1999.

     Income taxes paid were $7,556,000 and $6,915,000 for the six months ended June 30, 1998, and June 30, 1997, respectively. In addition, interest paid was $6,980,000 for the six months ended June 30, 1998, and $6,424,000 for the six months ended June 30, 1997. Included in these interest paid amounts $1,353,000, for the six months ended June 30, 1997 that was capitalized related to TGL's mining Phase III expansion operations.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1998

NOTE 2 -- EARNINGS PER SHARE

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

                                                   NET                  EARNINGS/
                                                 INCOME/                  (LOSS)
                                                 (LOSS)      SHARES     PER SHARE
                                                ---------    -------    ----------
                                                 (DOLLARS AND SHARES IN THOUSANDS
                                                    EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 6/30/98
Basic earnings per share calculation..........  $(12,130)    25,042       $(0.48)
                                                                          ======
Options.......................................        --         --
Restricted stock..............................        --         --
                                                --------     ------
Diluted earnings per share calculation........  $(12,130)    25,042       $(0.48)
                                                ========     ======       ======
FOR THE THREE MONTHS ENDED 6/30/97
Basic earnings per share calculation..........  $  4,975     24,829       $ 0.20
                                                                          ======
Options.......................................        --        707
Restricted stock..............................        --         39
                                                --------     ------
Diluted earnings per share calculation........  $  4,975     25,575       $ 0.19
                                                ========     ======       ======

                                                   NET                  EARNINGS/
                                                 INCOME/                  (LOSS)
                                                 (LOSS)      SHARES     PER SHARE
                                                ---------    -------    ----------
                                                 (DOLLARS AND SHARES IN THOUSANDS
                                                    EXCEPT PER SHARE AMOUNTS)
FOR THE SIX MONTHS ENDED 6/30/98
Basic earnings per share calculation..........  $ (6,783)    24,967       $(0.27)
                                                                          ======
Options.......................................        --        373
Restricted stock..............................        --         68
                                                --------     ------
Diluted earnings per share calculation........  $ (6,783)    25,408       $(0.27)
                                                ========     ======       ======
FOR THE SIX MONTHS ENDED 6/30/97
Basic earnings per share calculation..........  $ 12,284     24,828       $ 0.49
                                                                          ======
Options.......................................        --        671
Restricted stock..............................        --         40
                                                --------     ------       ------
Diluted earnings per share calculation........  $ 12,284     25,539       $ 0.48
                                                ========     ======       ======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1998

NOTE 3 -- COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the six months ended June 30, 1998 and 1997.

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                           ----------------------
                                                             1998         1997
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Net income/(loss)........................................   $(6,783)     $12,284
                                                            -------      -------
Other comprehensive (expense), net of tax:
  Foreign currency translation adjustments...............      (699)        (269)
                                                            -------      -------
Other comprehensive (expense)............................      (699)        (269)
                                                            -------      -------
Comprehensive income/(loss)..............................   $(7,482)     $12,015
                                                            =======      =======

NOTE 4 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                        JUNE 30,    DECEMBER 31,
                                                          1998          1997
                                                        --------    ------------
                                                         (DOLLARS IN THOUSANDS)
Gold-in-process.......................................  $ 2,328       $ 1,998
Materials and supplies................................   16,923        20,034
                                                        -------       -------
                                                        $19,251       $22,032
                                                        =======       =======

NOTE 5 -- NET CAPITAL

     As a broker-dealer, PFD is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, requires PFD to maintain a minimum amount of net capital of $250,000. PFD's net capital, as computed under Rule 15c3-1, was $1,139,464 at June 30, 1998.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1998

NOTE 6 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                              JUNE 30,    DECEMBER 31,
                                                                1998          1997
                                                              --------    ------------
                                                               (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..................................  $105,000      $ 96,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 7.95%.....    20,000        20,000
Preferred shares financing related to the Russian investment
  operations................................................        --         2,000
Small Business Administration ("SBA") financing, notes
  payable to a bank, Interest payable semi-annually at rates ranging from 6.12% to 9.8%, principal due in 1998 through
  2003......................................................     3,750         4,950
Note payable to a bank, interest payable quarterly at the
  three month LIBOR rate plus 6%, principal due in eight
  quarterly installments through January, 1999, secured by
  lease rental payments and proceeds from insurance
  policies..................................................     1,241         1,897
Notes payable to a bank, guaranteed by the Company,
  principal payable in semi-annual installments, of $214,000 through November 30, 1999, no interest payable, secured by
  equipment.................................................       644           858
Note payable to a bank, guaranteed by the Swedish Exports
  Credits Guarantee Board, principal payable in semi-annual
  installments of $1,415,000 through January 31, 2002,
  interest payable at 6.42%, secured by equipment...........    11,317        12,732
Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest
  payable at 7.85%, secured by equipment....................     4,027         4,699
Note payable to a supplier, principal and interest payable
  in quarterly installments of $102,000 through April 15,
  2001, interest payable at 7.85%, secured by equipment.....     1,083         1,239
Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest
  payable at 8.00%, secured by equipment....................     3,418         3,988
Note payable to a supplier, principal payable in quarterly
  installments of $338,000 through December 15, 2001,
  interest payable at 8.25%, secured by equipment...........     4,561         5,237
Note payable to a supplier, principal payable in semi-annual installments of $637,000 through April 15, 2003, interest
  payable at 8.30%, secured by equipment....................     5,481         5,795
Note payable to a bank, guaranteed by OPIC, principal
  payable in twelve equal semi-annual installments of
  $1,583,000 through September 15, 2003, interest payable at
  6.37%.....................................................    17,417        19,000
Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 7.20%...........................     6,820         7,440
                                                              --------      --------
                                                               184,759       185,835
Less: Current portion.......................................   (14,347)      (17,411)
                                                              --------      --------
                                                              $170,412      $168,424
                                                              ========      ========

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). At June 30, 1998, the Company had borrowed $57.5 million under the Corporate Revolver and $47.5 million under the B-share Revolver.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1998

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of June 30, 1998, the Company entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from 0.75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $600,000 and $562,000 of interest expense on these swap agreements at June 30, 1998 and June 30, 1997, respectively. The fair value of these agreements was $2,965,500, at June 30, 1998, which represents the estimated amount the Company would be obligated to pay to terminate the agreements.

     For the six months ended June 30, 1998, and June 30, 1997 the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 7.93% and 8.0%, respectively.

     Maturities of notes payable at June 30, 1998, for each of the next five years and thereafter are as follows (dollars in thousands):

  7/1/98-6/30/99................................    $ 14,347
  7/1/99-6/30/00................................      12,921
  7/1/00-6/30/01................................      12,658
  7/1/01-6/30/02................................      66,226
  7/1/02-6/30/03................................      28,898
  Thereafter....................................      49,709
                                                    --------
                                                    $184,759
                                                    ========

NOTE  7 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)

NOTE 7 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) by business segment and geographic region, excluding intersegment transactions (dollars in thousands):

                               DOMESTIC FINANCIAL
                                    SERVICES                             EMERGING MARKETS FINANCIAL SERVICES
                              --------------------   ---------------------------------------------------------------------------
                               DOMESTIC     U.S.      RUSSIAN     POLISH                 CENT. & EAST.
                              INVESTMENT   VENTURE   FINANCIAL   FINANCIAL    CZECH         EUROPE          FAR
                              MANAGEMENT   CAPITAL   SERVICES    SERVICES    REPUBLIC   VENTURE CAPITAL     EAST     REAL ESTATE
                              ----------   -------   ---------   ---------   --------   ---------------     ----     -----------
SIX MONTHS ENDED
JUNE 30, 1998:
  Gross revenues and
    sales...................  $ 105,024    $   894   $  8,241     $ 5,897     $  765        $ 3,978        $  --       $   404
                              =========    =======   ========     =======     ======        =======        =====       =======
  Intersegment
    eliminations............  $  (3,373)   $    --   $     --     $    --     $   --        $(3,719)       $  --       $    --
                              =========    =======   ========     =======     ======        =======        =====       =======
  Net revenues and sales....  $ 101,651    $   894   $  8,241     $ 5,897     $  765        $   259        $  --       $   404
                              =========    =======   ========     =======     ======        =======        =====       =======
  Income (loss) before
    income taxes and
    minority interest.......  $  29,945    $ 8,664   $(11,613)    $  (692)    $ (482)       $(2,100)       $(442)      $(1,742)
                              =========    =======   ========     =======     ======        =======        =====       =======
  Taxes.....................  $  10,859    $ 2,602   $ (1,130)    $  (183)    $  (70)       $(1,282)       $(172)      $  (583)
                              =========    =======   ========     =======     ======        =======        =====       =======
  Minority interest.........  $      --    $ 2,332   $ (2,819)    $    (3)    $   --        $  (640)       $  --       $    --
                              =========    =======   ========     =======     ======        =======        =====       =======
  Net income (loss).........  $  19,086    $ 3,730   $ (7,664)    $  (506)    $ (412)       $  (178)       $(270)      $(1,159)
                              =========    =======   ========     =======     ======        =======        =====       =======
  Depreciation and
    amortization............  $  11,061    $   111   $  1,133     $   303     $  137        $    71        $  --       $    31
                              =========    =======   ========     =======     ======        =======        =====       =======
  Interest expense..........  $   1,740    $   191   $  2,209     $    11     $   --        $    --        $  --       $    --
                              =========    =======   ========     =======     ======        =======        =====       =======
  Capital expenditures......  $   4,619    $     8   $  1,158     $    --     $   22        $    --        $  --       $    --
                              =========    =======   ========     =======     ======        =======        =====       =======
  Gross identifiable assets
    at June 30, 1998........  $ 310,260    $80,314   $107,002     $13,941     $1,304        $44,227        $  --       $ 5,421
                              =========    =======   ========     =======     ======        =======        =====       =======
  Intersegment
    eliminations............  $(150,475)   $    (7)  $ (2,435)    $    --     $  (86)       $(1,504)       $  --       $  (272)
                              =========    =======   ========     =======     ======        =======        =====       =======
  Net identifiable assets at
    June 30, 1998...........  $ 159,785    $80,307   $104,567     $13,941     $1,218        $42,723        $  --       $ 5,149
                              =========    =======   ========     =======     ======        =======        =====       =======


                                              NATURAL RESOURCES
                              - SUBTOTAL -   -------------------
                               WORLDWIDE
                               FINANCIAL       GOLD     RUSSIAN
                                SERVICES      MINING     TIMBER     OTHER       TOTAL
                              ------------   --------   --------   --------   ---------
SIX MONTHS ENDED
JUNE 30, 1998:
  Gross revenues and
    sales...................   $ 125,203     $ 40,632   $  2,882   $  8,266   $ 176,983
                               =========     ========   ========   ========   =========
  Intersegment
    eliminations............   $  (7,092)    $     --   $     --   $ (8,266)  $ (15,358)
                               =========     ========   ========   ========   =========
  Net revenues and sales....   $ 118,111     $ 40,632   $  2,882   $     --   $ 161,625
                               =========     ========   ========   ========   =========
  Income (loss) before
    income taxes and
    minority interest.......   $  21,538     $(10,764)  $(11,596)  $ (2,130)  $  (2,952)
                               =========     ========   ========   ========   =========
  Taxes.....................   $  10,041     $ (3,199)  $   (354)  $   (835)  $   5,653
                               =========     ========   ========   ========   =========
  Minority interest.........   $  (1,130)    $   (692)  $     --   $     --   $  (1,822)
                               =========     ========   ========   ========   =========
  Net income (loss).........   $  12,627     $ (6,873)  $(11,242)  $ (1,295)  $  (6,783)
                               =========     ========   ========   ========   =========
  Depreciation and
    amortization............   $  12,847     $ 12,712   $  1,596   $    213   $  27,368
                               =========     ========   ========   ========   =========
  Interest expense..........   $   4,151     $  1,942   $  2,074   $  1,517   $   9,684
                               =========     ========   ========   ========   =========
  Capital expenditures......   $   5,807     $  3,687   $  1,011   $     28   $  10,533
                               =========     ========   ========   ========   =========
  Gross identifiable assets
    at June 30, 1998........   $ 562,469     $138,344   $ 48,509   $ 35,912   $ 785,234
                               =========     ========   ========   ========   =========
  Intersegment
    eliminations............   $(154,779)    $     --   $     --   $(27,634)  $(182,413)
                               =========     ========   ========   ========   =========
  Net identifiable assets at
    June 30, 1998...........   $ 407,690     $138,344   $ 48,509   $  8,278   $ 602,821
                               =========     ========   ========   ========   =========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                DOMESTIC FINANCIAL
                                     SERVICES                      EMERGING MARKETS FINANCIAL SERVICES
                               --------------------   -------------------------------------------------------------
                                DOMESTIC     U.S.      RUSSIAN     POLISH                 CENT. & EAST.
                               INVESTMENT   VENTURE   FINANCIAL   FINANCIAL    CZECH         EUROPE          FAR
                               MANAGEMENT   CAPITAL   SERVICES    SERVICES    REPUBLIC   VENTURE CAPITAL     EAST     REAL ESTATE
                               ----------   -------   ---------   ---------   --------   ---------------     ----     -----------
SIX MONTHS ENDED
JUNE 30, 1997:
  Gross revenues and sales...  $  81,352    $   762   $ 20,506     $ 8,101     $  435        $   182                    $   579
                               =========    =======   ========     =======     ======        =======        =====       =======
  Intersegment
    eliminations.............  $  (4,419)   $    --   $    (84)    $    --     $   --        $    --                    $    --
                               =========    =======   ========     =======     ======        =======        =====       =======
  Net revenues and sales.....  $  76,933    $   762   $ 20,422     $ 8,101     $  435        $   182                    $   579
                               =========    =======   ========     =======     ======        =======        =====       =======
  Income (loss) before income
    taxes and minority
    interest.................  $  22,476    $ 6,760   $  3,089     $ 1,097     $ (854)       $  (629)                   $  (334)
                               =========    =======   ========     =======     ======        =======        =====       =======
  Taxes......................  $   8,988    $ 2,204   $  1,336     $   751     $  (86)       $   369                    $  (132)
                               =========    =======   ========     =======     ======        =======        =====       =======
  Minority interest..........  $      --    $ 1,377   $    919     $   (72)    $   --        $  (622)                   $    --
                               =========    =======   ========     =======     ======        =======        =====       =======
  Net income (loss)..........  $  13,488    $ 3,179   $    834     $   418     $ (768)       $  (376)                   $  (202)
                               =========    =======   ========     =======     ======        =======        =====       =======
  Depreciation and
    amortization.............  $   8,348    $    68   $    388     $    --     $   --        $    --                    $   299
                               =========    =======   ========     =======     ======        =======        =====       =======
  Interest expense...........  $   1,234    $   200   $  3,709     $    --     $   --        $    --                    $    --
                               =========    =======   ========     =======     ======        =======        =====       =======
  Capital expenditures.......  $   1,996    $     5   $  3,030     $   297     $   --        $    22                    $    80
                               =========    =======   ========     =======     ======        =======        =====       =======
  Gross identifiable assets
    at June 30, 1997.........  $ 239,702    $69,448   $118,798     $11,715     $1,060        $29,436                    $ 6,396
                               =========    =======   ========     =======     ======        =======        =====       =======
  Intersegment
    eliminations.............  $(120,118)   $    (7)  $ (3,605)    $    --     $   --        $    --                    $  (126)
                               =========    =======   ========     =======     ======        =======        =====       =======
  Net identifiable assets at
    June 30, 1997............  $ 119,584    $69,441   $115,193     $11,715     $1,060        $29,436                    $ 6,270
                               =========    =======   ========     =======     ======        =======        =====       =======


                                              NATURAL RESOURCES
                               - SUBTOTAL -   ------------------
                                WORLDWIDE
                                FINANCIAL       GOLD     RUSSIAN
                                 SERVICES      MINING    TIMBER     OTHER       TOTAL
                               ------------   --------   -------   --------   ---------
SIX MONTHS ENDED
JUNE 30, 1997:
  Gross revenues and sales...   $ 111,917     $ 38,460   $ 4,267   $  3,145   $ 157,789
                                =========     ========   =======   ========   =========
  Intersegment
    eliminations.............   $  (4,503)    $     --   $    --   $ (3,145)  $  (7,648)
                                =========     ========   =======   ========   =========
  Net revenues and sales.....   $ 107,414     $ 38,460   $ 4,267   $     --   $ 150,141
                                =========     ========   =======   ========   =========
  Income (loss) before income
    taxes and minority
    interest.................   $  31,605     $ (2,317)  $(1,889)  $ (1,640)  $  25,759
                                =========     ========   =======   ========   =========
  Taxes......................   $  13,430     $   (615)  $  (133)  $   (879)  $  11,803
                                =========     ========   =======   ========   =========
  Minority interest..........   $   1,602     $     70   $    --   $     --   $   1,672
                                =========     ========   =======   ========   =========
  Net income (loss)..........   $  16,573     $ (1,772)  $(1,756)  $   (761)  $  12,284
                                =========     ========   =======   ========   =========
  Depreciation and
    amortization.............   $   9,103     $  9,996   $    63   $    479   $  19,641
                                =========     ========   =======   ========   =========
  Interest expense...........   $   5,143     $    748   $ 1,161   $  1,084   $   8,136
                                =========     ========   =======   ========   =========
  Capital expenditures.......   $   5,430     $    834   $ 9,726   $     34   $  16,024
                                =========     ========   =======   ========   =========
  Gross identifiable assets
    at June 30, 1997.........   $ 476,555     $148,945   $50,281   $ 25,483   $ 701,264
                                =========     ========   =======   ========   =========
  Intersegment
    eliminations.............   $(123,856)    $     --   $    --   $(14,049)  $(137,905)
                                =========     ========   =======   ========   =========
  Net identifiable assets at
    June 30, 1997............   $ 352,699     $148,945   $50,281   $ 11,434   $ 563,359
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

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     The Company reported a second quarter loss of $12.1 million, or $0.48 per share, compared to net income of $5.0 million or $0.19 per share in the second quarter of 1997. Gross revenues for the second quarter of 1998 were $82.4 million compared to gross revenues of $80.0 million in the second quarter of 1997. For the six months ended June 30, 1998, the Company reported a loss of $6.8 million, or $0.27 per share, compared to net income of $12.3 million, or $0.48 per share, in the first six months of 1997. Gross revenues for the first six months of 1998 were $161.6 million compared to $150.1 million during the comparable period in 1997.

     The table below details earnings per share by business segment for the second quarter and six months ended June 30, 1998 versus the second quarter and six months ended June 30, 1997.

                                     3 MONTHS   3 MONTHS                   6 MONTHS   6 MONTHS
                                      ENDED      ENDED                      ENDED      ENDED
                                     JUNE 30,   JUNE 30,    DIFFERENCE:    JUNE 30,   JUNE 30,    DIFFERENCE:
         BUSINESS SEGMENT              1998       1997     INCR./(DECR.)     1998       1997     INCR./(DECR.)
         ----------------            --------   --------   -------------   --------   --------   -------------
Domestic investment management.....     38c        28c          10c           75c        53c          22c
U.S. venture capital...............      7c         4c           3c           15c        12c           3c
                                       ----       ----         ----          ----       ----         ----
     Total domestic financial
       services....................     45c        32c          13c           90c        65c          25c
                                       ----       ----         ----          ----       ----         ----
Russian financial services.........    (27c)        3c         (30c)         (30c)        3c         (33c)
Polish financial services..........     (3c)        --          (3c)          (2c)        2c          (4c)
Czech Republic mutual fund.........     (1c)       (1c)          --           (2c)       (3c)          1c
Central and Eastern European
  venture capital..................     (1c)       (2c)          1c           (1c)       (2c)          1c
Far East financial services........     (1c)        --          (1c)          (1c)        --          (1c)
Real estate........................     (2c)       (1c)         (1c)          (4c)       (1c)         (3c)
                                       ----       ----         ----          ----       ----         ----
     Total emerging markets
       financial services..........    (35c)       (1c)        (34c)         (40c)       (1c)        (39c)
                                       ----       ----         ----          ----       ----         ----
     Worldwide financial
       services....................     10c        31c         (21c)          50c        64c         (14c)
                                       ----       ----         ----          ----       ----         ----
Gold mining........................    (22c)       (6c)        (16c)         (27c)       (7c)        (20c)
Russian timber.....................    (33c)       (5c)        (28c)         (44c)       (7c)        (37c)
Other natural resources............      --        (1c)          1c           (1c)       (1c)          --
                                       ----       ----         ----          ----       ----         ----
     Natural resources.............    (55c)      (12c)        (43c)         (72c)      (15c)        (57c)
                                       ----       ----         ----          ----       ----         ----
Interest expense and other.........     (3c)        --          (3c)          (5c)       (1c)         (4c)
                                       ----       ----         ----          ----       ----         ----
          Total....................    (48c)       19c         (67c)         (27c)       48c         (75c)
                                       ====       ====         ====          ====       ====         ====

                     WORLDWIDE FINANCIAL SERVICES BUSINESS

RESULTS OF OPERATIONS

     The Company's worldwide financial services business has three principal sources of revenues: fees from managing the 34 U.S. registered investment companies (mutual funds) in the Pioneer Family of Mutual Funds and institutional accounts, fees from underwriting and distributing mutual fund shares, and fees from acting as mutual fund shareholder servicing agent. The Company has similar revenues from its international investment operations in Poland, Russia, Ireland, and the Czech Republic, and from its joint venture in India.

The Company also has revenues from its Russian and Polish brokerage operations and revenues and earnings from its U.S. venture capital operations.

     In the second quarter of 1998, the Company's worldwide financial services business had revenues of $62.6 million, $7.8 million, or 14%, higher than revenues of $54.8 million in the second quarter of 1997. Increased revenues from the domestic investment management business more than offset reduced revenues from the Company's Russian brokerage and banking businesses.

     Sales of domestic mutual funds, including reinvested dividends, of $1.1 billion in the second quarter continued at a record pace. Sales in the quarter exceeded last year's second quarter by 70%. Net sales were $0.5 billion in the second quarter of 1998 compared to $0.2 billion in the second quarter of 1997. Sales of domestic mutual funds, including reinvested dividends, of $2.1 billion in the first six months of 1998 exceeded the prior year's comparable period by 58%. Net sales in the first half of 1998 were $0.9 billion compared to $0.3 billion in the first six months of 1997. Worldwide assets under management were $23.5 billion at June 30, 1998, compared to $21.0 billion at December 31, 1997.

     The table below details revenues and net income in the second quarter and six months ended June 30, 1998 and 1997 for the segments of the Company's worldwide financial services business.

                            REVENUES AND NET INCOME
                             (DOLLARS IN MILLIONS)

                                                   REVENUES         NET INCOME          REVENUES          NET INCOME
                                                --------------    --------------    ----------------    ---------------
                                                 THREE MONTHS      THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                    ENDED             ENDED              ENDED               ENDED
                                                   JUNE 30,          JUNE 30,           JUNE 30,           JUNE 30,
                                                --------------    --------------    ----------------    ---------------
               BUSINESS SEGMENT                 1998     1997     1998     1997      1998      1997      1998     1997
               ----------------                 ----     ----     ----     ----      ----      ----      ----     ----
Domestic investment management................  $53.8    $39.3    $ 9.6    $ 7.2    $101.6    $ 76.9    $ 19.1    $13.5
U.S. venture capital..........................    0.5      0.4      1.7      1.2       0.9       0.8       3.7      3.2
                                                -----    -----    -----    -----    ------    ------    ------    -----
Emerging markets financial services:
    Russia....................................    4.6     10.7     (6.8)     0.8       8.2      20.4      (7.7)     0.8
    Poland....................................    2.8      3.7     (0.7)      --       5.9       8.1      (0.5)     0.4
    Czech Republic............................    0.5      0.2     (0.1)    (0.4)      0.8       0.4      (0.4)    (0.8)
Central and Eastern European venture
  capital.....................................    0.2      0.2     (0.2)    (0.5)      0.3       0.2      (0.2)    (0.3)
    Far East financial services...............     --       --     (0.2)      --        --        --      (0.2)      --
    Real estate services......................    0.2      0.3     (0.6)    (0.2)      0.4       0.6      (1.1)    (0.2)
                                                -----    -----    -----    -----    ------    ------    ------    -----
        Total emerging markets financial
          services............................    8.3     15.1     (8.6)    (0.3)     15.6      29.7     (10.1)    (0.1)
                                                -----    -----    -----    -----    ------    ------    ------    -----
        Total worldwide financial services....  $62.6    $54.8    $ 2.7    $ 8.1    $118.1    $107.4    $ 12.7    $16.6
                                                =====    =====    =====    =====    ======    ======    ======    =====

  Domestic Investment Management

     Revenues from the Company's domestic investment management business of $53.8 million in the second quarter of 1998 increased by $14.5 million, or 37%. Revenues of $101.6 million in the first six months of 1998 increased by $24.7 million, or 32%. Net income increased by 33% in the second quarter, increasing by $2.4 million, or $0.10 per share, to $9.6 million, or $0.38 per share. Net income increased by 41% in the first six months, increasing by $5.6 million, or $0.22 per share, to $19.1 million, or $0.75 per share.

     Management fee revenues of $34.6 million and $65.7 million for the three and six months ended June 30, 1998, increased by $9 million and $15.6 million, respectively, over the comparable 1997 periods. These increases principally reflected higher assets under management resulting from year to date gains in the U.S. stock market, and an increase in net sales of mutual fund shares.

     Costs and expenses increased by $11.0 million in the second quarter of 1998 to $38.3 million. Approximately 35% of the increase in expenses, or $4.0 million, resulted from higher payroll costs, part of which related to the Company's efforts to strengthen its investment management and sales and marketing staff. An additional 25% of the increase in expenses, or $2.4 million, resulted from higher mutual fund distribution costs, including the printing and mailing of sales literature, paying commissions earned by the sales force, mutual fund advertising and public relations. Ten percent of the increase in expenses, or

$1.1 million, resulted from higher expenses associated with the amortization of dealer advances resulting from sales of back-end load mutual fund shares. These amortization expenses were more than offset by the increase in distribution fees of $1.8 million. Costs and expenses increased by $16.5 million in the first six months of 1998 to $70.9 million. Year to date increases in expense categories generally reflect the trends identified for the second quarter.

  U.S. Venture Capital

     Net income from the Company's U.S. venture capital operations for the second quarter was $1.7 million, or $0.07 per share, compared to net income of $1.2 million, or $0.04 per share, for the second quarter of 1997. Second quarter earnings included a significant gain from the sale of one of the venture capital portfolio companies. Net income for the first six months of 1998 was $3.7 million, or $0.15 per share, compared to net income of $3.2 million, or $0.12 per share, for the first six months of 1997.

  Russian Financial Services

     The Company's Russian financial services operations reported a loss of $6.8 million, or $0.27 per share, for the second quarter compared to net income of $0.8 million, or $0.03 per share, in the second quarter of 1997. Losses included $5.9 million, or $0.23 per share, from the Company's majority owned Russian bank. The Company's Russian financial services operations reported a loss of $7.7 million, or $0.30 per share, for the first six months compared to net income of $0.8 million, or $0.03 per share, in the first six months of 1997. The Company has determined that most of the losses suffered by the bank resulted from unauthorized financial transactions engaged in by the bank's management. As a result of this determination, the bank's Board of Directors is exploring alternatives for the disposition of the bank. The Company does not believe that the bank's operations and ultimate disposition will have any further negative impact on the Company's financial results. The Company is pursuing an insurance claim under a fidelity bond policy but is not yet in a position to estimate the likelihood of any potential recovery. Also in Russia, revenues from the Company's brokerage business continued to decline as a result of the significantly depressed Russian stock market.

TAXES

     The Company's effective tax rate for the first six months of 1998 for the worldwide financial services businesses was 46% compared to 42% for the first six months of 1997. The loss from the Company's Russian banking operations was not tax benefited.

LIQUIDITY AND CAPITAL RESOURCES

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at yearend. At June 30, 1998, the Company served as trustee for $6.9 billion of qualified plan assets and the ratio of net worth to qualified assets was 2.5%. The Company's stockholders' equity of $173.4 million at June 30, 1998, would permit it to serve as trustee for up to $8.7 billion of qualified plan assets.

     Dealer Advances related to Class B shares (which are amortized to operations over the life of the contingent deferred sales charge period) were $49.7 million at June 30, 1998. The Company intends to continue to finance this program, in part, through the credit facilities described in the section entitled "Liquidity and Capital Resources -- General."

CERTAIN ACCOUNTING POLICIES

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

     The Voucher Fund's assets consist of cash and cash equivalents, securities (both liquid and illiquid), real estate holdings and other miscellaneous assets. The cost of the securities portion of the portfolio on the Company's balance sheet at June 30, 1998, was approximately $17 million. At July 16, 1998, the value of these securities (based on market quotations if available) was approximately $51 million, which represents an increase of approximately $34 million. The Company's pre-tax interest in this increase, at 51%, would be approximately $17 million. The cost of the cash and cash equivalents, real estate and miscellaneous assets of the Voucher Fund on the Company's balance sheet at June 30, 1998, was approximately $1 million, $24 million and $4 million, respectively.

     Currently, the Company recognizes realized gains or losses on its income statement only when Voucher Fund securities are sold. Once the Russian securities market develops to the requisite level, unrealized gains and losses (such as the $34 million described above) would be reflected in long-term investments in the Company's balance sheet with a corresponding after-tax increase or decrease in stockholders' equity for the Company's 51% interest with the remainder recorded as minority interest. The Company will continue to recognize realized gains and losses in income upon the sale of such securities.

     The Russian securities markets are significantly smaller and less liquid than the securities markets in the United States. Liquidity and volumes fluctuate significantly and are strongly influenced by global market trends. In 1997, the number of issues actively traded on the Russian Trading System increased substantially until the end of October when, as a result of the Asian financial crisis, meaningful trading was confined to four to five blue chip stocks. The market in 1998 has lost significant value and has been characterized by excessive volatility. The relative lack of liquidity may result in the Voucher Fund selling a portfolio security at a price that does not reflect its underlying value. Accordingly, fair values are not necessarily indicative of the amount that could be realized in a short period of time on large volumes of transactions. In addition, the securities investments in the Voucher Fund may be negatively affected by adverse economic, political and social developments in Russia including changes in government and government policies, taxation, currency instability, interest rates and inflation levels and developments in law and regulations affecting securities issuers and their shareholders and securities markets. As a result of the foregoing, there can be no assurance that the Company will be able to realize the values described above.

                          NATURAL RESOURCE BUSINESSES

                              GOLD MINING BUSINESS

     The results of the gold mining business are substantially attributable to the operations of Teberebie Goldfields Limited ("TGL"), the principal operating subsidiary of the Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"). The Company's reported losses give effect to the 10% minority interest in TGL held by the Government of Ghana. Gold mining results are also affected by PGL's exploration activity in Africa and by the exploration activities in the Russian Far East of Closed Joint-Stock Company, "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's majority owned (52.5%) Russian subsidiary. Exploration costs are charged to operations as incurred.

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1998, the gold mining segment lost $5.7 million, or 22 cents per share, and $6.9 million, or 27 cents per share, respectively. The segment reported losses of $1.6 million and $1.8 million for the corresponding periods in 1997. The losses were tax benefited at rates of 28% and 34% for the respective three and six months ended June 30, 1998 compared with 26% and 23% for the respective three and six months ended June 30, 1997.

     The table below details the earnings per share for the gold mining segment for the three and six months ended June 30, 1998 versus June 30, 1997.

                                  THREE MONTHS                          SIX MONTHS
                                     ENDED                                ENDED
                                    JUNE 30,                             JUNE 30,
                                ----------------    1998 VS 1997     ----------------    1998 VS 1997
                                 1998      1997     INCR./(DECR.)     1998      1997     INCR./(DECR.)
                                 ----      ----     -------------     ----      ----     -------------
African Operations(TGL).......  $(0.20)   $(0.05)      $(0.15)       $(0.22)   $(0.04)      $(0.18)
African Exploration...........   (0.01)     0.00        (0.01)        (0.03)    (0.01)       (0.02)
                                ------    ------       ------        ------    ------       ------
  PGL Total...................   (0.21)    (0.05)       (0.16)        (0.25)    (0.05)       (0.20)
                                ------    ------       ------        ------    ------       ------
Russian Exploration...........   (0.01)    (0.01)        0.00         (0.02)    (0.02)        0.00
                                ------    ------       ------        ------    ------       ------
          Total...............  $(0.22)   $(0.06)      $(0.16)       $(0.27)   $(0.07)      $(0.20)
                                ======    ======       ======        ======    ======       ======

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

  Gold Sales

     Revenues decreased by $3.7 million to $17.3 million in the second quarter of 1998 compared with 1997 as gold shipments decreased by 5,500 ounces, or 9%, to 56,000 ounces and the average realized price of gold decreased by $33 to $308 per ounce. Revenues increased by $2.2 million to $40.6 million during the first half of 1998 compared with 1997 as the 16% increase in gold sales to 129,500 ounces was offset partially by a 9% decrease in the average realized gold price to $314 per ounce. During the second quarter and first half of 1998, the average realized price of gold included proceeds of $10 per ounce and $17 per ounce, respectively, from the sale of floor program options.

  Gold Production and Costs

     The table below compares TGL's production and shipment results, cash costs and total costs per ounce for the three and six months ended June 30, 1998, with the comparable periods in 1997.

                                  THREE MONTHS                          SIX MONTHS
                                     ENDED                                ENDED
                                    JUNE 30,                             JUNE 30,
                               ------------------    INCREASE/     --------------------   INCREASE/
                                1998       1997      (DECREASE)      1998        1997     (DECREASE)
                                ----       ----      ----------    --------    --------   ----------
Production (ounces)..........   56,000     54,700       1,300       129,500     111,500     18,000
Shipments (ounces)...........   56,000     61,500      (5,500)      129,500     111,500     18,000
Cash costs:
  Production costs...........  $   274    $   219     $    55      $    229    $    205    $    24
  Royalties..................        9         10          (1)            9          10         (1)
  General and
     administrative..........       37         39          (2)           30          37         (7)
                               -------    -------     -------      --------    --------    -------
  Cash costs per ounce.......      320        268          52           268         252         16
                               -------    -------     -------      --------    --------    -------
Non-cash costs:
  Depreciation and
     amortization............      106         83          23            96          87          9
  Other......................        3          5          (2)            4           5         (1)
                               -------    -------     -------      --------    --------    -------
  Cost of production per
     ounce...................      429        356          73           368         344         24
                               -------    -------     -------      --------    --------    -------
Interest and other costs.....       28         16          12            22          13          9
                               -------    -------     -------      --------    --------    -------
          Total costs per
            ounce............  $   457    $   372     $    85      $    390    $    357    $    33
                               =======    =======     =======      ========    ========    =======

     During the three and six months ended June 30, 1998, TGL experienced several negative factors, which caused production to fall short of forecasted levels. The most significant was the drought-related hydroelectric power shortage, which created severe crushing downtime. This problem has been mitigated by recently installed additional generating capacity that allows the mine to continue most production during planned outages and additional power provided from Cote d'Ivoire. Crusher downtime also occurred because of: (i) vendor equipment downtime related to electrical control and instrumentation at the gyratory stockpile reclaim feeders, (ii) increased wear part consumption due to the processing of harder rock, (iii) early wear liner replacement for the gyratory stockpile feeders and (iv) delayed parts shipments. With respect to the equipment issues, equipment vendor representatives have visited the mine site and are planning the necessary corrective action. TGL continues to emphasize maintenance employee training and process improvements to minimize the level of scheduled and unscheduled crushing equipment downtime. See "Recent Developments" below.

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore ("stripping") ratio, the age and availability of equipment, weather conditions, availability and cost of labor, haul distances, foreign exchange fluctuations and the inherent lag in gold production from heap leaching operations. Production costs for the three and six months ended June 30, 1998, increased by $55 per ounce and $24 per ounce, respectively, compared with the corresponding periods in 1997 principally because of an increase in the stripping ratio and higher processing costs. TGL continues to conduct waste stripping at a level necessary to maintain adequate ore deliveries and prudent mine development. Processing costs increased because ore processing facilities operated substantially below the Phase III design capacity, resulting in higher unit operating costs. The shortfall in ore processing was related to mandatory electric power shedding, disruptions and limitations imposed on routine operations effected by the use of back-up power, and delays in rationalizing operating and maintenance processes associated with the Phase III facilities due to priority work on the power situation.

     A comparison of key production statistics for the three and six months ended June 30, 1998, and June 30, 1997, is shown in the table below:

                                                              THREE MONTHS         SIX MONTHS
                                                                 ENDED               ENDED
                                                                JUNE 30,            JUNE 30,
                                                            ----------------    ----------------
                                                             1998      1997      1998      1997
                                                             ----      ----      ----      ----
Tonnes mined (in thousands):
Waste.....................................................   7,589     5,092    15,013    11,274
Run-of-mine...............................................      --        18        --       610
                                                            ------    ------    ------    ------
Tonnes Waste and Run-of-Mine..............................   7,589     5,110    15,013    11,884
Ore.......................................................   2,116     2,258     4,196     4,237
                                                            ------    ------    ------    ------
          Total Tonnes Mined..............................   9,705     7,368    19,209    16,121
                                                            ======    ======    ======    ======
Stripping Ratio ((waste + run-of-mine)/ore)...............  3.59:1    2.26:1    3.58:1    2.80:1
Ore Processed.............................................   2,020     2,069     4,182     3,840
Process Grade (grams/tonne)...............................    1.29      1.15      1.33      1.21

     Royalties. During the six months ended June 30, 1998 and June 30, 1997, the royalty rate payable by TGL remained at 3% of operating revenues, the minimum permitted by law, principally because of a sustained level of capital expenditures, and associated capital allowances, since the inception of the project.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents and vehicle expenditures. These costs decreased by approximately $2 per ounce compared with the three months ended June 30, 1997 because of lower benefits costs associated with TGL's 1998 collective bargaining agreement with the Ghana Mineworkers' Union. Since these costs are primarily fixed and unrelated to production levels, the decrease of approximately $5 per ounce compared with the six months ended June 30, 1997 was attributable to the increase in gold production.

     Depreciation and Amortization. Depreciation and amortization for the three and six months ended June 30, 1998 increased by $23 per ounce and $9 per ounce, respectively, compared with the three and six months ended June 30, 1997, principally because of crusher, mining equipment and pads and ponds additions associated with the Phase III mine expansion.

     Other. Other costs represent a provision for future reclamation costs and supplies inventory obsolescence and costs related to exploration activities conducted by TGL at the Teberebie concession and elsewhere in Ghana. No additional obsolescence reserves were required during the three and six months ended June 30, 1998 and, as a result, obsolescence reserves decreased by $2 per ounce and $1 per ounce, respectively, compared with the three and six months ended June 30, 1997.

     Interest and Other Costs. Interest and other costs during the three and six months ended June 30, 1998 increased by $12 per ounce and $9 per ounce, respectively, compared with the corresponding 1997 periods primarily because of interest expense associated with the Phase III expansion, which was capitalized during the first four months of 1997. In addition, five dollars of the increase in the second quarter of 1998 relates to increases in floor program premiums and a reduction in foreign exchange gains, offset partially by floor program option sales which were unrelated to shipments.

     Income Taxes. The statutory tax rate for mining companies in Ghana in 1998 and 1997 was 35%.

EXPLORATION ACTIVITIES

     Since the end of 1993, PGL has engaged in exploration activities in the Republic of Ghana and other African countries. These activities are currently conducted by TGL in Ghana and by PGL or its local subsidiary in countries outside of Ghana. In the first half of 1998, PGL incurred exploration costs of approximately $1.0 million.

     In 1994, the Company entered into a joint venture, Tas-Yurjah, to explore potential gold mining properties in the Khabarovsk Territory of Russia. In the first half of 1998, the Company expended approximately $0.5 million for Tas-Yurjah exploration work.

LIQUIDITY AND CAPITAL RESOURCES

  Cash Flow

     The cash balances of the gold mining segment decreased from $7.6 million to $4.0 million during the first half of 1998. Sixty percent, or $2.4 million, of TGL's cash balances remain in escrow and are unavailable to pay short-term obligations. Cash generated from operating activities aggregated $3.7 million while capital expenditures and loan principal payments were $4.1 million and $5.6 million, respectively. Major capital expenditures during the year included $2.7 million for processing equipment and pad and pond development, including $1.8 million for leach pad expansion, $0.8 million for mining equipment and $0.2 million for vehicles. During the first half of 1998, the Company provided $1.3 million to fund the exploration activities of PGL and Tas-Yurjah.

  Third-Party Debt

     At the end of the first half of 1998, third-party debt aggregated $47.9 million, including $17.4 million guaranteed by the Overseas Private Investment Corporation ("OPIC") for which the Company is subject to limited recourse (described below under "Financing Facilities") and $0.6 million from other sources which is guaranteed by the Company. Scheduled third-party debt service for the remainder of 1998 is expected to aggregate $7.9 million.

  Financing Facilities

     In connection with the Phase III mine expansion, TGL secured third-party financing of approximately $54.2 million, of which $53.6 million was drawn down, and $41.8 million remained outstanding at June 30, 1998. In December 1997, TGL secured $5.8 million of additional financing for replacement mining equipment.

     Skandinaviska Enskilda Banken/Swedish Export Credits Board. In March 1996, TGL executed a loan agreement with Enskilda, a division of Skandinaviska Enskilda Banken, pursuant to which Enskilda agreed to provide a direct loan of SEK 94.5 million (approximately $14.2 million) bearing interest at a fixed rate of 6.42% to finance the gyratory crusher and related equipment procured from Svedala Crushing and Screening

AB. The loan is guaranteed by the Swedish Export Credits Board. As of June 30, 1998, $11.3 million of this facility remained outstanding.

     In connection with the purchase of TGL's Phase I crusher plant, a loan of $0.6 million, secured in 1989, remained outstanding at June 30, 1998, bearing an interest rate of 0%, which is guaranteed by the Company.

     Caterpillar Financial Services Corporation. In April 1996, TGL obtained credit approval from Caterpillar Financial Services Corporation ("Caterpillar"), pursuant to which Caterpillar agreed to provide a revolving credit facility of up to $21 million, subsequently increased to $23 million in September 1997, to finance the purchase of replacement mining equipment. TGL has initiated discussions with Caterpillar to renew the revolving credit facility which was subject to renewal in May 1998. In the event that the credit facility is not renewed, 85% of the outstanding loan balances (approximately $19 million) will continue to be repaid over a five-year term, while the remainder will be repaid over a three-year term. At June 30, 1998, Caterpillar had issued disbursements, at TGL's request, for $26.3 million of such facility, bearing interest at fixed rates ranging from 7.85% to 8.30%, of which $7.8 million had been repaid.

     Overseas Private Investment Corporation. In October 1996, TGL and the Company executed definitive loan agreements with OPIC pursuant to which OPIC agreed to provide financing of up to $19 million, of which $17.4 million remained outstanding at June 30, 1998, with respect to the Phase III expansion. Disbursements under this facility occurred in November 1996. The underlying note is payable in eleven remaining equal semiannual installments from September 15, 1998 through September 15, 2003, and bears a fixed interest rate of 6.37%. In addition, a spread of 2.65% on outstanding borrowings is payable to OPIC. As a condition to the financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds, as necessary (to the extent of dividends received during the construction stage of the Phase III expansion), to permit TGL to fulfill all of its financial obligations, including cost overruns related to project development. Under the Project Completion Agreement, the Company is also obligated to advance the lesser of $9 million and any deficit with respect to a defined cash flow ratio in the event of a payment default. The foregoing obligations of the Company continue to exist until such time as TGL satisfies a production test and certain financial and project development benchmarks. In addition, the Company has agreed that if the percentage of gold proceeds that TGL must convert to Ghanaian Cedis increases above a certain threshold and, as a result of regulatory and other restrictions, TGL is unable to convert such proceeds to satisfy its debt service obligations to OPIC, it shall cover up to $10 million of such obligations. The Company has secured insurance for 90% of this obligation.

     Subordinated Debt. In addition to third-party financing facilities, the Company provided $4.2 million in subordinated debt financing to TGL during 1997 to satisfy its short-term liquidity needs. The Company expects to provide an additional $7.5 million in subordinated debt financing in 1998, including $1.0 million advanced in the first six months.

  Risk Management

     In April 1998, TGL purchased additional floor program put options at an exercise price of $305 per ounce to cover estimated production from May through September 1998.

RECENT DEVELOPMENTS

     Ghana is currently experiencing a severe electric power shortage resulting from widespread drought in the region from which Ghana generates its hydroelectric power. In response to the shortage, the Ghanaian government's electric utility, Electric Corporation of Ghana Ltd. ("ECG"), had imposed significant distribution restrictions on electricity that have negatively impacted TGL's operations. ECG was providing 60% of TGL's electric power needs. TGL installed additional standby diesel generators at the beginning of May to mitigate the situation. Two additional standby rental generators were commissioned in July 1998. Ghana recently began importing power from the Cote d'Ivoire, which is sufficient enough to mitigate its own shortfalls, however, TGL is still experiencing unplanned shortages from the ECG. The Company believes that the situation will not improve in the long term until one or more of the proposed power generation projects become operational.

     As a result of the second quarter production shortfalls, TGL has revised its 1998 gold production forecast to approximately 280,000 ounces.

                                TIMBER BUSINESS

     The Company's Russian venture, Closed Joint-Stock Company "Forest-Starma", in which Pioneer Forest, Inc. (a wholly owned subsidiary of the Company) has a 97% direct interest is pursuing the development of timber production in the Khabarovsk Territory of Russia. Forest-Starma has developed a modern logging camp, including a harbor facility, from which it exports timber for markets in the Pacific Rim, primarily Japan.

     For 1998, Forest-Starma is projected to produce approximately 240,000 cubic meters of timber, a decrease of 95,000 cubic meters from the previously reported target of 335,000 cubic meters. The decrease is attributable to lower than expected operating productivity, equipment availability and a fire disruption occurring on the Siziman Bay leasehold in the second quarter of 1998, requiring the redeployment of logging crews and equipment to contain the fire. The fire was contained in the third quarter of 1998 after damage to approximately 17,000 hectares and 11,500 cubic meters of decked logs. An insurance claim has been filed to defray the cost of fire fighting and to cover damaged inventory and lost income. The amount of the insurance recovery, however, cannot be determined at this time.

RESULTS OF OPERATIONS

     For the three and six months ended June 30, 1998, Forest-Starma had revenues of $2.6 million and $2.9 million, respectively. During the corresponding periods in 1997, Forest-Starma had revenues of $4.3 million. For the three and six months ended June 30, 1998, Forest-Starma lost $8.5 million, or 33 cents per share, and $11.2 million, or 44 cents per share, respectively. Forest Starma lost $1.2 million, or 5 cents per share, and $1.8 million, or 7 cents per share, during the corresponding periods in 1997. Production during the three and six months ended June 30, 1998, was 45,000 and 97,000 cubic meters, respectively, compared to 63,000 and 112,000 cubic meters, respectively, during the corresponding periods in 1997. Shipments during the 1998 periods were 73,000 and 82,000 cubic meters, respectively, compared to 63,000 cubic meters in 1997.

     During the first half of 1998, timber prices in key Pacific Rim markets continued to decline steadily resulting in lower average realized prices for shipments ($35 per cubic meter versus $67 per cubic meter) and a significant reduction in the valuation of inventory. At December 31, 1997 and June 30, 1998, timber inventory aggregated 73,000 cubic meters and 78,000 cubic meters, respectively. During the three and six months ended June 30, 1998, lower than expected production levels resulted in an increase in the cost per cubic meter produced. Since inventories are recorded on a lower of cost or market basis, inventories were written-down during the three and six months ended June 30, 1998 by approximately $2.8 million and $3.8 million, respectively. There were no required inventory adjustments during the first six months of 1997.

     Cost of Goods Sold. Forest-Starma values its inventory at the lower of cost or market using the full absorption accounting method. Accordingly, costs of goods sold of $7.1 million and $8.7 million in the second quarter and six months ended June 30, 1998, respectively, included all operating costs such as payroll, fuel, spare parts, site related general and administrative expenses, amortization, depreciation and other taxes. The cost of goods sold also includes the inventory valuation reductions discussed previously. During the second quarter of 1998, the average production cost, including the cost of fire fighting, was $100 per cubic meter. The decline in realized timber prices experienced in 1997 continued through the first and second quarters of 1998 and, as a result, finished goods inventory was adjusted to market value at $26 per cubic meter. Cost of goods sold in the corresponding 1997 periods was $3.7 million.

     Depreciation and Amortization. Depreciation and amortization expense, which is included in cost of goods sold, was $0.6 million and $1.2 million, respectively, for the second quarter and six months ended June 30, 1998. The logging equipment, roads and jetty represent approximately 90% of fixed assets and are recorded at cost and depreciated on a units-of-production basis, which anticipates recovery over five, twenty and thirty years respectively. Development costs are amortized on a units-of-production basis, which anticipates recovery over ten years. All other fixed assets are recorded at cost and are depreciated on a straight-line basis over periods ranging from five to twenty five years.

     Other expenses. Other expenses of $4.0 million in the second quarter and $5.4 million in the six months ended June 30, 1998, include interest expense, management fees, effects of foreign exchange, political risk insurance premiums, and goodwill amortization. Other expenses in the corresponding 1997 periods were $1.4 million and $2.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

  Project Financing

     Capital required by this venture is now projected at approximately $66.8 million through the end of 1998. At June 30, 1998, project financing aggregated $62.3 million including $44.5 million in subordinated debt and accrued interest provided by the Company, $11 million in unpaid liabilities to the Company for ongoing operating expenses and $6.8 million in outstanding third party financing. The Company expects to convert approximately $15 million of subordinated debt to equity in 1998 and has forgiven $1.9 million of subordinated debt and interest. Forest-Starma completed a $9.3 million project financing with OPIC in July 1996, of which $6.8 million remained outstanding at June 30, 1998. The underlying note is payable in eleven remaining semiannual installments through December 15, 2003, and bears interest at a fixed rate of 7.20%. In addition, a spread of 2.75% on outstanding borrowings is payable to OPIC prior to project completion, increasing to 5.125% after project completion when the Company ceases to be an obligor in the transaction. As a condition to the OPIC financing, the Company was required to execute a Project Completion Agreement pursuant to which the Company would advance funds to Forest-Starma, as necessary, to permit Forest-Starma to fulfill all of its financial obligations, including cost overruns related to project development, until such time as Forest-Starma satisfies a production test and certain financial and project development benchmarks. Remaining scheduled third-party debt service for 1998 is expected to aggregate $1 million.

  Other Ventures

     Since inception, the Company provided funding and services to the Amgun and Udinskoye timber projects in the Russian Far East aggregating $4.3 million, including $0.5 million in 1998.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining and timber operations) decreased by $24.8 million in the first six months of 1998 to $71.1 million principally from decreased cash and investments held by the Russian investment operations.

     The Company entered into an agreement in June 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. The B-share Revolver is subject to annual renewal by the Company and the commercial banks. In the event the B-share Revolver is not renewed at maturity, it will automatically convert into a five-year term loan. As of the date of this Quarterly Report, the Company's banking syndicate has not renewed the B-share Revolver. Advances under the B-share Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus 1.25%. The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full on June 11, 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 0.75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. At June 30, 1998, the Company had borrowed $47.5 million under the B-share Revolver and $57.5 million under the Corporate Revolver. Until such time as the banking syndicate renews the B-share Revolver, the Company will, if necessary, finance dealer advances utilizing the

Corporate Revolver. Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. See Part I -- Financial Information, Item 1, Financial Statements, Note 6 of Notes to Consolidated Financial Statements.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of June 30, 1998, the Company was in compliance with all applicable covenants.

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

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The new standard requires that entities expense costs of start-up activities as those costs are incurred. The term start-up includes pre-operating, pre-opening and organization activities. The Company has capitalized certain pre-operating costs in connection with its natural resource operations, and has capitalized certain organizational costs associated with its emerging markets financial services operations. The statement must be adopted by the first quarter of 1999. At adoption, the Company must record a cumulative effect of a change in accounting principle and write-off all remaining unamortized start-up costs. At this time, the Company has estimated unamortized capitalized start-up costs of approximately $20 million related principally to its timber operations. The Company considers the charge associated with the adoption of this statement as material to the Company's results of operations.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategies for its worldwide financial services and natural resource businesses, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "projects," "estimates" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

     The Company is aware of the threat posed by the Year 2000 transition and has for some time been actively engaged in addressing the potential impacts to its businesses. The Company has completed the awareness, assessment and planning phases of the project. As a result of this process, the Company believes that the scope of the repair phase is minimal principally because the Company possesses relatively little internally developed computer code. Therefore, the Company is currently focusing most of its resources on testing and implementing compliant systems throughout the organization. Despite the steps taken to minimize risk, the Company is aware that Year 2000-related problems could still expose the Company to disruptions. In this regard, the Company believes that its largest risk factor is its reliance upon vendors to successfully complete their own Year 2000 programs on time. As a result, the Company is monitoring closely its vendors and has prepared detailed contingency plans throughout all of its operating companies to minimize the effects of any external failure to achieve Year 2000 compliance. The Company believes that it is on target to achieve compliance of all internal systems, is monitoring carefully its vendors' compliance programs, and has prepared contingency plans. The Company does not expect its costs to address the Year 2000 transition to be material to its financial condition or operations. Nor does it expect any material disruptions to its operations. However, the Company can provide no assurance that its efforts to address the Year 2000 transition will be successful, or that related cost estimates will not change as the effort continues.

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

     The Company offers a multi-class share structure on its domestic mutual funds. Under such structure, the Company pays to dealers a commission on the sale of back-end load shares but the investor does not pay any sales charge unless it redeems before the expiration of the minimum holding period, which ranges from three to six years in the case of Class B Shares and which is one year in the case of Class C Shares. The Company is reimbursed for such commissions from payments by the funds under distribution plans and from contingent deferred sales charges paid by investors who redeem before the expiration of the applicable holding period. The Company's cash flow and results of operations may be adversely affected by vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers is spread over a period of years. During this period, the Company bears the costs of financing and the risk of market decline.

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

     Because a material portion of the Company's revenues are derived from the mining and sale of gold by TGL, the Company's earnings are directly impacted by gold production, the cost of such production, and the price of gold. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, and hiring and training supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to weather conditions and dependent on the continued political stability in the Republic of Ghana. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand, central bank gold supplies and political and economic conditions. If, as a result of a decline in gold prices, TGL's revenues from gold sales were to fall below cash costs of production, and to remain below cash costs of production for any substantial period, the Company could determine that it is not economically feasible for TGL to continue commercial production.

     TGL is dependent upon a number of key supplies for its mining operations, including electric power, cement, diesel fuel, explosives, lubricants, tires and sodium cyanide. There can be no assurance that a disruption in the supplies to TGL of these key materials will not occur and adversely affect the Company's operations.

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

     The Company has incurred considerable expenses in connection with the Forest-Starma timber project located in the Russian Far East. Forest-Starma has commenced harvesting and has made shipments of timber. The commercial feasibility of Forest-Starma is, however, dependent upon a number of factors which are not within the control of the Company including the price of timber, weather conditions, political stability in Russia and the strength of the Japanese economy, the primary market for Forest-Starma's timber. While the Company continues to believe that the project will achieve commercial feasibility in the long term, there can be no assurance that it will do so.

     The Company has a significant number of operations and investments located outside of the U.S., including the gold mining operation at TGL and the timber and investment management operations in Russia. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political instability, ineffective regulatory oversight and laws or policies of the particular countries in which the Company may have operations. There is no assurance that permits, authorizations and agreements to implement plans at the Company's projects can be obtained under conditions or within time frames that make such plans economically feasible, that applicable laws or the governing political authorities will not change or that such changes will not result in the Company's having to incur material additional expenditures.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The 1998 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 12, 1998. At the Annual Meeting, the following persons were elected to serve as directors until the next Annual Meeting of Stockholders and thereafter until their successors are duly elected and qualified: Robert L. Butler, John F. Cogan, Jr., Maurice Engleman, Alan J. Strassman, Jaskaran S. Teja, David D. Tripple and John H. Valentine.

     At the Annual Meeting, the stockholders also voted to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the 1998 fiscal year.

               ELECTION OF DIRECTORS:                    FOR       WITHHELD
               ----------------------                    ---       --------
Robert L. Butler....................................  21,546,422   160,285
John F. Cogan, Jr...................................  21,461,086   245,621
Maurice Engleman....................................  21,544,206   162,501
Alan J. Strassman...................................  21,525,372   181,335
Jaskaran S. Teja....................................  21,540,333   166,374
David D. Tripple....................................  21,544,050   162,257
John H. Valentine...................................  21,547,092   159,615

                                                                      BROKER
                                        FOR      AGAINST   ABSTAIN   NON-VOTES
                                        ---      -------   -------   ---------
Ratification of Arthur Andersen LLP
  as Independent Accountants for
  the 1998 Fiscal Year.............  21,562,983  121,087   22,637        0

ITEM 5.  OTHER INFORMATION

  Stockholder Proposals for 1999 Annual Meeting

     As set forth in the Company's Proxy Statement for its 1998 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting") must be received by the Chief Financial Officer of the Company at the principal offices of the Company no later than December 11, 1998.

     In addition, the Company's by-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters which stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing and delivered or mailed by first class United States mail, postage prepaid, to the Secretary of the Company at the principal offices of the Company, and received not less than 60 days nor more than 90 days prior to the 1999 Annual Meeting; provided, however, that if less than 70 days' notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination shall have been mailed or delivered to the Secretary not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The 1999 Annual Meeting is currently expected to be held on May 11, 1999. Assuming that this date does not change, in order to comply with the time period set forth in the Company's by-laws, appropriate notice would need to be provided no earlier than February 10, 1999 and no later than March 12, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        The Exhibits filed with this Quarterly Report on Form 10-Q are listed on the "Index to Exhibits" below, and incorporated herein by reference.

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

Dated: August 14, 1998

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