Form 10-Q
period 1998-09-30
PIONEER GROUP INC
filed 1998-11-16
CIK 733060

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

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            ------------------------

   As of September 30, 1998, there were 25,835,840 shares of the Registrant's
        Common Stock, $.10 par value per share, issued and outstanding.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................    $ 50,068           55,601
Restricted cash.............................................       8,286            7,078
Investment in marketable securities, at fair value..........       4,079           10,649
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................      10,438           11,752
    From Pioneer Family of Mutual Funds.....................      14,897           17,428
    For securities sold.....................................       1,056           11,466
    For gold shipments......................................       2,991            3,451
    Other...................................................      11,288           12,695
Note receivable for sale of class B share rights............      61,731               --
Mining inventory............................................      19,002           22,032
Timber inventory............................................       2,503            5,897
Other current assets........................................      14,820           10,453
                                                                --------         --------
        Total current assets................................     201,159          168,502
                                                                --------         --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated
     depreciation of $90,170 in 1998 and $76,060 in 1997)...      89,224           99,164
    Deferred mining development costs (net of accumulated
     amortization of $18,293 in 1998 and $16,177 in 1997)...      15,793           17,521
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $14,194 in 1998 and $12,083 in
  1997).....................................................      18,155           20,216
Long-term venture capital investments, at fair value (cost
  $98,808 in 1998 and $71,754 in 1997)......................     107,396           95,382
Long-term investments, at lower of cost or fair value.......       8,459           15,671
Timber operations:
    Timber equipment and facilities (net of accumulated
     depreciation of $2,360 in 1998 and $1,260 in 1997).....      18,530           17,898
    Deferred timber development costs (net of accumulated
     amortization of $2,596 in 1998 and $1,611 in 1997).....      19,799           21,264
Building (net of accumulated amortization of $1,168 in 1998
  and $598 in 1997).........................................      25,030           25,087
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $12,380 in
  1998 and $8,565 in 1997)..................................      20,105           16,521
Dealer advances (net of accumulated amortization of $17,366
  in 1997)..................................................          --           41,871
Other noncurrent assets.....................................      21,527           20,696
Noncurrent assets of discontinued operations................          --            7,421
                                                                --------         --------
        Total noncurrent assets.............................     344,018          398,712
                                                                --------         --------
                                                                $545,177         $567,214
                                                                ========         ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................    $ 10,427         $ 11,766
Accounts payable............................................      13,958           18,048
Accrued expenses............................................      41,450           27,414
Brokerage liabilities.......................................       5,906           14,702
Accrued income taxes........................................      19,131            7,641
Current portion of notes payable............................      63,519           17,411
Current liabilities net of current assets of discontinued
  operations................................................       1,169            4,939
                                                                --------         --------
        Total current liabilities...........................     155,560          101,921
                                                                --------         --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................     130,374          168,424
Deferred income taxes, net..................................       5,233           29,334
                                                                --------         --------
        Total noncurrent liabilities........................     135,607          197,758
                                                                --------         --------
        Total liabilities...................................     291,167          299,679
                                                                --------         --------
Minority interest...........................................      92,931           83,848
                                                                --------         --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $.10 par value; authorized 60,000,000
     shares; issued 25,840,831 shares in 1998 and 25,219,567
     shares in 1997.........................................       2,584            2,522
    Paid-in capital.........................................      27,173           15,912
    Retained earnings.......................................     143,219          171,558
    Cumulative translation adjustment.......................      (1,787)          (1,277)
    Treasury stock at cost, 4,991 shares in 1998 and 2,670
     shares in 1997.........................................        (119)             (65)
                                                                --------         --------
                                                                 171,070          188,650
    Less -- Deferred cost of restricted common stock
issued......................................................      (9,991)          (4,963)
                                                                --------         --------
        Total stockholders' equity..........................     161,079          183,687
                                                                --------         --------
                                                                $545,177         $567,214
                                                                ========         ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED           NINE MONTHS ENDED
                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                     -------------------------   -------------------------
                                                        1998          1997          1998          1997
                                                        ----          ----          ----          ----
Revenues and sales:
    Investment management fees.....................  $    34,506   $    32,994   $   105,247   $    88,511
    Underwriting commissions and distribution
      fees.........................................        7,694         5,952        22,203        17,186
    Shareholder services fees......................        8,243         7,357        23,737        20,719
    Net revenues from brokerage activities.........         (828)       16,638         1,240        28,046
    Trustee fees and other income..................       13,290         3,870        26,439        14,711
                                                     -----------   -----------   -----------   -----------
    Revenues from financial services businesses....       62,905        66,811       178,866       169,173
    Gold sales.....................................       17,755        23,451        58,387        61,911
    Timber sales...................................        3,059         4,667         5,941         8,934
                                                     -----------   -----------   -----------   -----------
         Total revenues and sales..................       83,719        94,929       243,194       240,018
                                                     -----------   -----------   -----------   -----------
Costs and expenses:
    Management, distribution, shareholder service
      and administrative expenses..................       58,391        47,850       155,867       131,294
    Gold mining operating costs and expenses.......       26,472        23,514        75,291        63,430
    Timber operating costs and expenses............        6,764         5,325        18,838        10,426
                                                     -----------   -----------   -----------   -----------
         Total costs and expenses..................       91,627        76,689       249,996       205,150
                                                     -----------   -----------   -----------   -----------
Other (income) expense:
    Unrealized and realized losses (gains) on
      venture capital and marketable securities
      investments, net.............................       13,824        (5,449)          780       (20,792)
    Interest expense...............................        4,743         3,434        12,460         7,961
    Other, net.....................................          211           278           547           537
                                                     -----------   -----------   -----------   -----------
         Total other (income) expense..............       18,778        (1,737)       13,787       (12,294)
                                                     -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  provision for federal, state and foreign income
  taxes and minority interest......................      (26,686)       19,977       (20,589)       47,162
Provision for federal, state and foreign income
  taxes............................................          217         8,231         6,181        20,167
                                                     -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  minority interest................................      (26,903)       11,746       (26,770)       26,995
                                                     -----------   -----------   -----------   -----------
Minority interest..................................      (10,966)        2,820        (9,959)        5,140
                                                     -----------   -----------   -----------   -----------
Net (loss) income from continuing
  operations.......................................  $   (15,937)  $     8,926   $   (16,811)  $    21,855
                                                     -----------   -----------   -----------   -----------
Income (loss) from discontinued Russian banking
  operations.......................................         (540)          596        (6,449)          (49)
                                                     -----------   -----------   -----------   -----------
Net (loss) income..................................  $   (16,477)  $     9,522   $   (23,260)  $    21,806
                                                     ===========   ===========   ===========   ===========
Basic earnings (loss) per share....................
    Continuing operations..........................  $     (0.63)  $      0.36   $     (0.67)  $      0.88
                                                     ===========   ===========   ===========   ===========
    Discontinued operations........................  $     (0.02)  $      0.02   $     (0.26)  $      0.00
                                                     ===========   ===========   ===========   ===========
Total basic earnings (loss) per share..............  $     (0.65)  $      0.38   $     (0.93)  $      0.88
                                                     ===========   ===========   ===========   ===========
Diluted earnings (loss) per share..................
    Continuing operations..........................  $     (0.63)  $      0.35   $     (0.67)  $      0.85
                                                     ===========   ===========   ===========   ===========
    Discontinued operations........................  $     (0.02)  $      0.02   $     (0.25)  $      0.00
                                                     ===========   ===========   ===========   ===========
Total diluted earnings (loss) per share............  $     (0.65)  $      0.37   $     (0.92)  $      0.85
                                                     ===========   ===========   ===========   ===========
Dividends per share................................           --   $      0.10   $      0.20   $      0.30
                                                     ===========   ===========   ===========   ===========
Basic shares outstanding...........................   25,207,000    24,857,000    25,091,000    24,838,000
                                                     ===========   ===========   ===========   ===========
Diluted shares outstanding.........................   25,207,000    25,688,000    25,325,000    25,589,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (23,260)   $ 21,806
  Less net (loss) of discontinued operations................     (6,449)        (49)
                                                              ---------    --------
  Net income (loss) from continuing operations..............    (16,811)     21,855
  Adjustments to reconcile net income (loss) to net cash
    provided by continuing operating activities:
    Depreciation and amortization...........................     39,577      29,779
    Unrealized and realized gains on venture capital and
     marketable securities, net.............................        780     (20,792)
    (Equity in earnings of) provision on other
     investments............................................       (104)      1,241
    Restricted stock plan expense...........................      2,273       1,427
    Deferred income taxes...................................    (24,101)      3,279
    Minority interest.......................................     (9,959)      5,140
  Changes in operating assets and liabilities:
    Investments in marketable securities, net...............      4,441      (5,496)
    Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................      1,314      (3,222)
    Receivables for securities sold.........................     10,410     (29,651)
    Receivables for gold shipments..........................        460        (362)
    Receivables from Pioneer Family of Mutual Funds and
     Other..................................................      3,816      (6,961)
    Receivable from sale of Class B share rights............    (61,731)         --
    Mining inventory........................................      3,030         797
    Timber inventory........................................      3,394      (4,839)
    Other current assets....................................     (5,375)       (200)
    Other noncurrent assets.................................       (730)     (1,105)
    Payable to funds for shares sold........................     (1,339)      3,263
    Accrued expenses and accounts payable...................      9,946      16,997
    Brokerage liabilities...................................     (8,796)     25,401
    Accrued income taxes....................................     11,564       6,316
                                                              ---------    --------
        Total adjustments...................................    (21,130)     21,012
                                                              ---------    --------
        Net cash (used in) provided by continuing operating
        activities..........................................    (37,941)     42,867
                                                              ---------    --------
        Net cash provided by discontinued operating
        activities..........................................         31          30
                                                              ---------    --------
        Net cash (used in) provided by operating
        activities..........................................    (37,910)     42,897
                                                              ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mining equipment and facilities...............     (6,500)     (3,162)
  Deferred mining development costs.........................       (388)     (9,605)
  Additions to furniture, equipment and leasehold
    improvements............................................     (8,714)     (4,201)
  Building..................................................       (513)       (682)
  Long-term venture capital investments.....................    (30,117)    (23,900)
  Proceeds from sale of long-term venture capital
    investments.............................................     21,248       4,766
  Loans to banks and customers..............................         --        (413)
  Deferred timber development costs.........................        357       6,094
  Timber equipment and facilities...........................     (1,732)     (8,793)
  Other investments.........................................     (2,582)     (4,041)
  Proceeds from sales of other investments..................      1,103       1,732
  Cost of acquisition in excess of net assets acquired......        (50)        (87)
  Long-term investments.....................................       (827)     (3,562)
  Proceeds from sale of long-term investments...............      5,007      12,779
                                                              ---------    --------
        Net cash used in investing activities, continuing
        operations..........................................    (23,708)    (33,075)
                                                              ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................     (5,079)     (7,545)
  Distributions to limited partners of venture capital
    subsidiary..............................................        (68)        (94)
  Amounts raised by venture capital investment
    partnerships............................................     17,903      19,597
  Exercise of stock options.................................      3,391         467
  Restricted stock plan award...............................         28          10
  Employee stock purchase plan..............................        474         380
  Dealer advances...........................................     32,797     (11,612)
  Revolving credit agreement borrowings, net................     22,500      (5,000)
  Borrowings of notes payable...............................         --      22,625
  Repayments of notes payable...............................    (14,442)     (8,390)
  Reclassification of restricted cash.......................     (1,208)     (1,827)
                                                              ---------    --------
        Net cash provided by financing activities,
        continuing operations...............................     56,296       8,611
                                                              ---------    --------
Effect of foreign currency exchange rate changes on cash and
  cash equivalents..........................................       (211)       (533)
                                                              ---------    --------
Net (decrease) increase in cash and cash equivalents........     (5,533)     17,900
Cash and cash equivalents at beginning of period............     55,601      25,291
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  50,068    $ 43,191
                                                              =========    ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1998

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company has not yet quantified the impact of adopting Statement 133 on its financial statements and has not determined the timing of or method of its adoption of Statement 133. Statement 133 is effective for fiscal years beginning after June 15, 1999.

     Income taxes paid were $14,794,000 and $10,874,000 for the nine months ended September 30, 1998, and September 30, 1997, respectively. In addition, interest paid was $11,554,000 for the nine months ended September 30, 1998, and $10,231,000 for the nine months ended September 30, 1997. Included in these interest paid amounts was $1,353,000, for the nine months ended September 30, 1997 that was capitalized related to TGL's mining Phase III expansion operations.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1998

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

                                                   NET                 EARNINGS/
                                                 INCOME/                 (LOSS)
                                                 (LOSS)      SHARES    PER SHARE
                                                ---------    -------   ----------
                                                (DOLLARS AND SHARES IN THOUSANDS
                                                    EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 9/30/98
Basic earnings per share calculation..........
Continuing operations.........................  $(15,937)    25,207      $(0.63)
                                                                         ------
Discontinued operations.......................  $   (540)    25,207      $(0.02)
                                                --------     ------      ------
  Total.......................................  $(16,477)    25,207      $(0.65)
                                                                         ------
Options.......................................        --         --
Restricted stock..............................        --         --
                                                --------     ------
Diluted earnings per share calculation........
Continuing operations.........................  $(15,937)    25,207      $(0.63)
                                                                         ------
Discontinued operations.......................  $   (540)    25,207      $(0.02)
                                                --------     ------      ------
  Total.......................................  $(16,477)    25,207      $(0.65)
                                                                         ------
FOR THE THREE MONTHS ENDED 9/30/97
Basic earnings per share calculation..........
Continuing operations.........................  $  8,926     24,857      $ 0.36
                                                                         ------
Discontinued operations.......................  $    596     24,857      $ 0.02
                                                --------     ------      ------
  Total.......................................  $  9,522     24,857      $ 0.38
                                                                         ------
Options.......................................        --        730
Restricted stock..............................        --        101
                                                --------     ------
Diluted earnings per share calculation........
Continuing operations.........................  $  8,926     25,688      $ 0.35
                                                                         ------
Discontinued operations.......................  $    596     25,688      $ 0.02
                                                --------     ------      ------
  Total.......................................  $  9,522     25,688      $ 0.37
                                                                         ------

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1998

                                                   NET                 EARNINGS/
                                                 INCOME/                 (LOSS)
                                                 (LOSS)      SHARES    PER SHARE
                                                ---------    -------   ----------
                                                (DOLLARS AND SHARES IN THOUSANDS
                                                    EXCEPT PER SHARE AMOUNTS)
FOR THE NINE MONTHS ENDED 9/30/98
Basic earnings per share calculation..........
Continuing operations.........................  $(16,811)    25,091      $(0.67)
                                                                         ------
Discontinued operations.......................  $ (6,449)    25,091      $(0.26)
                                                --------     ------      ------
  Total.......................................  $(23,260)    25,091      $(0.93)
                                                                         ------
Options.......................................        --        251
Restricted stock..............................        --        (17)
                                                --------     ------
Diluted earnings per share calculation........
Continuing operations.........................  $(16,811)    25,325      $(0.67)
                                                                         ------
Discontinued operations.......................  $ (6,449)    25,325      $(0.25)
                                                --------     ------      ------
  Total.......................................  $(23,260)    25,325      $(0.92)
                                                                         ------
FOR THE NINE MONTHS ENDED 9/30/97
Basic earnings per share calculation..........
Continuing operations.........................  $ 21,855     24,838      $ 0.88
                                                                         ------
Discontinued operations.......................  $    (49)    24,838      $ 0.00
                                                --------     ------      ------
  Total.......................................  $ 21,806     24,838      $ 0.88
                                                                         ------
Options.......................................        --        706
Restricted stock..............................        --         45
                                                --------     ------
Diluted earnings per share calculation........
Continuing operations.........................  $ 21,855     25,589      $ 0.85
                                                                         ------
Discontinued operations.......................  $    (49)    25,589      $ 0.00
                                                --------     ------      ------
  Total.......................................  $ 21,806     25,589      $ 0.85
                                                                         ------

NOTE 3 -- COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the nine months ended September 30, 1998 and 1997.

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                      -----------------------
                                                         1998         1997
                                                      ----------    ---------
                                                      (DOLLARS IN THOUSANDS)
Net income/(loss)...................................   $(23,260)     $21,806
                                                       --------      -------
Other comprehensive (expense), net of tax:
  Foreign currency translation adjustments..........       (510)      (1,076)
                                                       --------      -------
Other comprehensive (expense).......................       (510)      (1,076)
                                                       --------      -------
Comprehensive income/(loss).........................   $(23,770)     $20,730
                                                       ========      =======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1998

NOTE 4 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                 SEPTEMBER 30,    DECEMBER 31,
                                                     1998             1997
                                                 -------------    ------------
                                                    (DOLLARS IN THOUSANDS)
Gold-in-process................................     $ 2,328         $ 1,998
Materials and supplies.........................      16,674          20,034
                                                    -------         -------
                                                    $19,002         $22,032
                                                    =======         =======

NOTE 5 -- NET CAPITAL

     As a broker-dealer, PFD is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, requires PFD to maintain a minimum amount of net capital of $250,000. PFD's net capital, as computed under Rule 15c3-1, was $924,680 at September 30, 1998.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1998

NOTE 6 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..................................    $118,500*        $ 96,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 7.95%.....      20,000           20,000
Preferred shares financing related to the Russian investment
  operations................................................          --            2,000
Small Business Administration ("SBA") financing, notes
  payable to a bank, interest payable semi-annually at rates ranging from 6.12% to 9.8%, principal due in 1998 through
  2003......................................................       3,750            4,950
Note payable to a bank, interest payable quarterly at the
  three month LIBOR rate plus 6%, principal due in eight
  quarterly installments through January, 1999, secured by
  lease rental payments and proceeds from insurance
  policies..................................................         913            1,897
Notes payable to a bank, guaranteed by the Company,
  principal payable in semi-annual installments, of $214,000 through November 30, 1999, no interest payable, secured by
  equipment.................................................         644              858
Note payable to a bank, guaranteed by the Swedish Exports
  Credits Guarantee Board, principal payable in semi-annual
  installments of $1,415,000 through January 31, 2002,
  interest payable at 6.42%, secured by equipment...........       9,902           12,732
Note payable to a supplier, principal payable in quarterly
  installments of $336,000 through April 15, 2001, interest
  payable at 7.85%, secured by equipment....................       3,691            4,699
Note payable to a supplier, principal and interest payable
  in quarterly installments of $102,000 through April 15,
  2001, interest payable at 7.85%, secured by equipment.....       1,001            1,239
Note payable to a supplier, principal payable in quarterly
  installments of $285,000 through May 30, 2001, interest
  payable at 8.00%, secured by equipment....................       3,133            3,988
Note payable to a supplier, principal payable in quarterly
  installments of $338,000 through December 15, 2001,
  interest payable at 8.25%, secured by equipment...........       4,223            5,237
Note payable to a supplier, principal payable in semi-annual installments of $637,000 through April 15, 2003, interest
  payable at 8.30%, secured by equipment....................       5,484            5,795
Note payable to a bank, guaranteed by OPIC, principal
  payable in twelve equal semi-annual installments of
  $1,583,000 through September 15, 2003, interest payable at
  6.37%.....................................................      15,832           19,000
Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 7.20%...........................       6,820            7,440
                                                                --------         --------
                                                                 193,893          185,835
Less: Current portion.......................................     (63,519)*        (17,411)
                                                                --------         --------
                                                                $130,374         $168,424
                                                                ========         ========

---------------
* Includes $49,500 related to the Company's B-share Revolver which was repaid in October 1998.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1998

     Maturities of notes payable at September 30, 1998, for each of the next five years and thereafter are as follows (dollars in thousands):

10/1/98-9/30/99.................................    $ 63,519
10/1/99-9/30/00.................................      12,935
10/1/00-9/30/01.................................      83,192
10/1/01-9/30/02.................................       6,973
10/1/02-9/30/03.................................       6,654
Thereafter......................................      20,620
                                                    --------
                                                    $193,893
                                                    ========

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $60 million (the "B-share Revolver") to finance dealer advances relating to sales of back-end load shares of the Company's domestic mutual funds. In September 1998, the Company sold to a third party its rights to receive future distribution fees and deferred sales charges from the distribution of Class B Shares of Pioneer Mutual Funds. The agreement also provides for the sale at a premium of additional rights arising out of future sales of Class B Shares on a monthly basis over the next three years, thereby eliminating the need of financing Class B Shares as the Company had previously done. The Company used the proceeds from its sale of B-share rights to repay the $49.5 million B-share revolver in October of 1998.

     The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). At September 30, 1998, the Company had borrowed $69.0 million under the Corporate Revolver.

     Under the Credit Facility, the Company is required to maintain interest rate protection agreements covering at least 60% of the outstanding indebtedness under the B-share Revolver. As of September 30, 1998, the Company entered into six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin (ranging from 0.75% to 1.75%), on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the B-share Revolver. The Company has incurred approximately $876,000 and $812,000 of interest expense on these swap agreements at September 30, 1998 and September 30, 1997, respectively. The fair value of these agreements was $5,451,000, at September 30, 1998, which represents the estimated amount the Company would be obligated to pay to terminate the agreements.

     For the nine months ended September 30, 1998, and September 30, 1997 the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 7.93% and 8.0%, respectively.

NOTE 7 -- DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company decided to liquidate its Russian banking operations. Accordingly, the operating results for the bank have been segregated from the results from the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. The loss for the nine months ended September 30, 1998 includes a provision of $1,169,000 for the

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1998

expected costs to liquidate the bank. The following is an unaudited summary of the results of discontinued operations for the nine months ended September 30, 1998 and 1997:

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1998           1997
                                                              ---------      --------
                                                              (AMOUNTS IN THOUSANDS)
Revenues from banking activities............................   $ 2,150        $8,943
                                                               -------        ------
Loss before income taxes and minority interest..............   $(9,589)       $ (132)
Income tax (expense) benefit................................       311           (66)
                                                               -------        ------
Loss from discontinued operations...........................    (9,278)         (198)
                                                               -------        ------
Minority interest credit....................................     2,829           149
                                                               -------        ------
Net loss from discontinued operations.......................   $(6,449)       $  (49)
                                                               =======        ======

NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Total revenues and income (loss) by business segment and geographic region, excluding intersegment transactions (dollars in thousands):

                                                         PIONEER
                                             INTERNATIONAL FINANCIAL SERVICES       - SUBTOTAL -    PIONEER GLOBAL INVESTMENTS
                                         ----------------------------------------      PIONEER      ---------------------
                             PIONEER      RUSSIAN     POLISH                        INTERNATIONAL                  U.S.
                            INVESTMENT   FINANCIAL   FINANCIAL    CZECH               FINANCIAL                   VENTURE
                            MANAGEMENT   SERVICES    SERVICES    REPUBLIC   ASIA      SERVICES      REAL ESTATE   CAPITAL
                            ----------   ---------   ---------   --------   -----   -------------   -----------   -------
NINE MONTHS ENDED
 SEPTEMBER 30, 1998:
 Gross revenues and
   sales..................  $ 166,151    $  7,476     $ 8,476     $1,234    $  --     $ 17,186        $   825     $ 1,293
                            =========    ========     =======     ======    =====     ========        =======     =======
 Intersegment
   eliminations...........  $  (7,028)   $     --     $    --     $   --    $  --     $     --        $    --     $    --
                            =========    ========     =======     ======    =====     ========        =======     =======
 Net revenues and sales...  $ 159,123    $  7,476     $ 8,476     $1,234    $  --     $ 17,186        $   825     $ 1,293
                            =========    ========     =======     ======    =====     ========        =======     =======
 Income (loss) before
   income taxes and
   minority interest......  $  46,827    $(19,446)    $(1,264)    $ (796)   $(668)    $(22,174)       $(2,438)    $ 7,343
                            =========    ========     =======     ======    =====     ========        =======     =======
 Taxes....................  $  16,933    $ (2,710)    $  (112)    $ (132)   $(257)    $ (3,211)       $  (779)    $ 1,802
                            =========    ========     =======     ======    =====     ========        =======     =======
 Minority interest........  $      --    $ (6,862)    $    (6)    $   --    $  --     $ (6,868)       $    --     $ 3,048
                            =========    ========     =======     ======    =====     ========        =======     =======
 Net income (loss)........  $  29,894    $ (9,874)    $(1,146)    $ (664)   $(411)    $(12,095)       $(1,659)    $ 2,493
                            =========    ========     =======     ======    =====     ========        =======     =======
 Gross identifiable assets
   at September 30,
   1998...................  $ 325,757    $ 70,174     $23,640     $1,200    $  --     $ 95,014        $ 5,308     $77,098
                            =========    ========     =======     ======    =====     ========        =======     =======
 Intersegment
   eliminations...........  $(171,896)   $(14,640)    $    --     $  (86)   $  --     $(14,726)       $  (710)    $    (7)
                            =========    ========     =======     ======    =====     ========        =======     =======
 Net identifiable assets
   at September 30,
   1998...................  $ 153,861    $ 55,534     $23,640     $1,114    $  --     $ 80,288        $ 4,598     $77,091
                            =========    ========     =======     ======    =====     ========        =======     =======


                               PIONEER GLOBAL INVESTMENTS
                            -------------------------------------                 -SUBTOTAL-
                             CENT. & EAST.                            OTHER        PIONEER                  TOTAL FROM
                                EUROPE          GOLD     RUSSIAN     NATURAL        GLOBAL                  CONTINUING
                            VENTURE CAPITAL    MINING     TIMBER    RESOURCES    INVESTMENTS      OTHER     OPERATIONS
                            ---------------   --------   --------   ---------   --------------   --------   ----------
NINE MONTHS ENDED
 SEPTEMBER 30, 1998:
 Gross revenues and
   sales..................      $ 4,238       $ 58,387   $  5,941     $  --        $ 70,684      $ 10,370   $ 264,391
                                =======       ========   ========     =====        ========      ========   =========
 Intersegment
   eliminations...........      $(3,799)      $     --   $     --     $  --        $ (3,799)     $(10,370)  $ (21,197)
                                =======       ========   ========     =====        ========      ========   =========
 Net revenues and sales...      $   439       $ 58,387   $  5,941     $  --        $ 66,885      $     --   $ 243,194
                                =======       ========   ========     =====        ========      ========   =========
 Income (loss) before
   income taxes and
   minority interest......      $(7,847)      $(21,525)  $(17,253)    $(713)       $(42,433)     $ (2,809)  $ (20,589)
                                =======       ========   ========     =====        ========      ========   =========
 Taxes....................      $(1,560)      $ (4,948)  $   (451)    $(274)       $ (6,210)     $ (1,331)  $   6,181
                                =======       ========   ========     =====        ========      ========   =========
 Minority interest........      $(4,583)      $ (1,556)  $     --     $  --        $ (3,091)     $     --   $  (9,959)
                                =======       ========   ========     =====        ========      ========   =========
 Net income (loss)........      $(1,704)      $(15,021)  $(16,802)    $(439)       $(33,132)     $ (1,478)  $ (16,811)
                                =======       ========   ========     =====        ========      ========   =========
 Gross identifiable assets
   at September 30,
   1998...................      $36,701       $137,355   $ 47,217     $ 938        $304,617      $ 33,448   $ 758,836
                                =======       ========   ========     =====        ========      ========   =========
 Intersegment
   eliminations...........      $(1,163)      $     --   $     --     $            $ (1,880)     $(25,157)  $(213,659)
                                =======       ========   ========     =====        ========      ========   =========
 Net identifiable assets
   at September 30,
   1998...................      $35,538       $137,355   $ 47,217     $ 938        $302,737      $  8,291   $ 545,177
                                =======       ========   ========     =====        ========      ========   =========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONCLUDED)

                                                             PIONEER
                                                 INTERNATIONAL FINANCIAL SERVICES       - SUBTOTAL -    PIONEER GLOBAL INVESTMENTS
                                             ----------------------------------------      PIONEER      --------------------------
                                 PIONEER      RUSSIAN     POLISH                        INTERNATIONAL                  U.S.
                                INVESTMENT   FINANCIAL   FINANCIAL    CZECH               FINANCIAL                   VENTURE
                                MANAGEMENT   SERVICES    SERVICES    REPUBLIC   ASIA      SERVICES      REAL ESTATE   CAPITAL
                                ----------   ---------   ---------   --------   -----   -------------   -----------   -------
NINE MONTHS ENDED SEPTEMBER
 30, 1997:
 Gross revenues and sales.....  $ 121,706    $ 33,265     $11,407    $   639    $  --     $ 45,311        $   633     $ 1,334
                                =========    ========     =======    =======    =====     ========        =======     =======
 Intersegment eliminations....  $    (174)   $    (81)    $    --    $    --    $  --     $    (81)       $    --     $    --
                                =========    ========     =======    =======    =====     ========        =======     =======
 Net revenues and sales.......  $ 121,532    $ 33,184     $11,407    $   639    $  --     $ 45,230        $   633     $ 1,334
                                =========    ========     =======    =======    =====     ========        =======     =======
 Income (loss) before income
   taxes and minority
   interest...................  $  38,440    $ 12,447     $ 2,003    $(1,170)   $  --     $ 13,280        $(1,479)    $ 8,202
                                =========    ========     =======    =======    =====     ========        =======     =======
 Taxes........................  $  15,373    $  4,379     $ 1,016    $  (121)   $  --     $  5,274        $  (464)    $ 2,198
                                =========    ========     =======    =======    =====     ========        =======     =======
 Minority interest............  $      --    $  3,073     $   (50)   $    --    $  --     $  3,023        $    --     $ 2,749
                                =========    ========     =======    =======    =====     ========        =======     =======
 Net income (loss)............  $  23,067    $  4,995     $ 1,037    $(1,049)   $  --     $  4,983        $(1,015)    $ 3,255
                                =========    ========     =======    =======    =====     ========        =======     =======
 Gross identifiable assets at
   September 30, 1997.........  $ 261,526    $114,913     $12,150    $ 1,151    $  --     $128,214        $ 8,215     $69,879
                                =========    ========     =======    =======    =====     ========        =======     =======
 Intersegment eliminations....  $(126,088)   $ (3,743)    $    --    $    --    $  --     $ (3,743)       $    --     $    (7)
                                =========    ========     =======    =======    =====     ========        =======     =======
 Net identifiable assets at
   September 30, 1997.........  $ 135,438    $111,170     $12,150    $ 1,151    $  --     $124,471        $ 8,215     $69,872
                                =========    ========     =======    =======    =====     ========        =======     =======


                                   PIONEER GLOBAL INVESTMENTS
                                -------------------------------------                - SUBTOTAL -
                                 CENT. & EAST.                            OTHER        PIONEER                  TOTAL FROM
                                    EUROPE          GOLD     RUSSIAN     NATURAL        GLOBAL                  CONTINUING
                                VENTURE CAPITAL    MINING     TIMBER    RESOURCES    INVESTMENTS      OTHER     OPERATIONS
                                ---------------   --------   --------   ---------   --------------   --------   ----------
NINE MONTHS ENDED SEPTEMBER
 30, 1997:
 Gross revenues and sales.....      $   444       $ 61,911   $  8,934     $  --        $ 73,256      $ 12,657   $ 252,930
                                    =======       ========   ========     =====        ========      ========   =========
 Intersegment eliminations....      $    --       $     --   $     --     $  --        $     --      $(12,657)  $ (12,912)
                                    =======       ========   ========     =====        ========      ========   =========
 Net revenues and sales.......      $   444       $ 61,911   $  8,934     $  --        $ 73,256      $     --   $ 240,018
                                    =======       ========   ========     =====        ========      ========   =========
 Income (loss) before income
   taxes and minority
   interest...................      $(1,166)      $ (3,982)  $ (3,685)    $(415)       $ (2,525)     $ (2,033)  $  47,162
                                    =======       ========   ========     =====        ========      ========   =========
 Taxes........................      $   322       $ (1,329)  $   (201)    $ (91)       $    435      $   (915)  $  20,167
                                    =======       ========   ========     =====        ========      ========   =========
 Minority interest............      $  (770)      $    138   $     --     $  --        $  2,117      $     --   $   5,140
                                    =======       ========   ========     =====        ========      ========   =========
 Net income (loss)............      $  (718)      $ (2,791)  $ (3,484)    $(324)       $ (5,077)     $ (1,118)  $  21,855
                                    =======       ========   ========     =====        ========      ========   =========
 Gross identifiable assets at
   September 30, 1997.........      $29,055       $145,673   $ 47,294     $ 970        $301,086      $ 23,988   $ 714,814
                                    =======       ========   ========     =====        ========      ========   =========
 Intersegment eliminations....      $    --       $     --   $     --     $  --        $     (7)     $(15,319)  $(145,157)
                                    =======       ========   ========     =====        ========      ========   =========
 Net identifiable assets at
   September 30, 1997.........      $29,055       $145,673   $ 47,294     $ 970        $301,079      $  8,669   $ 569,657
                                    =======       ========   ========     =====        ========      ========   =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's three strategic business units. Pioneer Investment Management consists of the investment management, marketing, distribution and servicing of the Company's mutual funds based in the United States and offshore funds based in Ireland. This business unit also provides investment management services for institutional investors. Pioneer International Financial Services consists of the Company's investment management and financial services businesses in Poland, the Czech Republic, Russia and India. Pioneer Global Investments consists of the Company's worldwide venture capital, real estate, gold mining and timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations, Liquidity and Capital
Resources -- General, and Future Operating Results.

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     The Company reported a third quarter loss of $16.5 million, or $0.65 per share, on revenues of $83.7 million. During the third quarter of 1997, the Company reported net income of $9.5 million, or $0.37 per share, on revenues of $94.9 million. For the nine months ended September 30, 1998, the Company reported a loss of $23.3 million, or $0.92 per share, compared to net income of $21.8 million, or $0.85 per share, in the first nine months of 1997. Results for the first nine months of 1998 included a loss of $6.5 million, or $0.25 per share, from the Company's discontinued Russian banking operations. Gross revenues for the first nine months of 1998 were $243.2 million compared to $240.0 million during the comparable period in 1997.

     Worldwide assets under management were approximately $20.0 billion at September 30, 1998, compared to $21.0 billion at December 31, 1997 and $21.4 billion at September 30, 1997. At November 6, 1998, the Company managed $22.3 billion of assets worldwide. Pioneer Investment Management's assets under management at September 30, 1998 were approximately $19.2 billion, compared to $20.3 billion at December 31, 1997 and $20.7 billion at September 30, 1997.

     The table below details earnings per share by business segment for the third quarter and nine months ended September 30, 1998 versus the third quarter and nine months ended September 30, 1997.

                                                 3 MONTHS    3 MONTHS                    9 MONTHS    9 MONTHS
                                                   ENDED       ENDED                       ENDED       ENDED
                                                 SEPT. 30,   SEPT. 30,    DIFFERENCE:    SEPT. 30,   SEPT. 30,    DIFFERENCE:
BUSINESS SEGMENT                                   1998        1997      INCR./(DECR.)     1998        1997      INCR./(DECR.)
----------------                                 ---------   ---------   -------------   ---------   ---------   -------------
Pioneer Investment Management:
  Mutual Funds and Institutional Accounts......   $ 0.22      $ 0.37        $(0.15)       $ 0.97      $ 0.90        $ 0.07
  Sale of Class B Share Rights.................     0.21          --          0.21          0.21          --          0.21
                                                  ------      ------        ------        ------      ------        ------
                                                    0.43        0.37          0.06          1.18        0.90          0.28
                                                  ------      ------        ------        ------      ------        ------
Pioneer International Financial Services:
  Russia.......................................    (0.32)       0.14         (0.46)        (0.39)       0.19         (0.58)
  Central and Eastern Europe...................    (0.03)       0.01         (0.04)        (0.07)         --         (0.07)
  Asia.........................................       --          --            --         (0.01)         --         (0.01)
                                                  ------      ------        ------        ------      ------        ------
                                                   (0.35)       0.15         (0.50)        (0.47)       0.19         (0.66)
                                                  ------      ------        ------        ------      ------        ------
Pioneer Global Investments:
  Venture Capital..............................    (0.11)         --         (0.11)         0.03        0.10         (0.07)
  Real Estate..................................    (0.02)      (0.03)         0.01         (0.06)      (0.04)        (0.02)
  Gold Mining..................................    (0.32)      (0.04)        (0.28)        (0.59)      (0.11)        (0.48)
  Timber.......................................    (0.22)      (0.06)        (0.16)        (0.66)      (0.13)        (0.53)
  Other........................................    (0.01)         --         (0.01)        (0.02)      (0.01)        (0.01)
                                                  ------      ------        ------        ------      ------        ------
                                                   (0.68)      (0.13)        (0.55)        (1.30)      (0.19)        (1.11)
                                                  ------      ------        ------        ------      ------        ------
Interest Expense and Other Expenses............    (0.03)      (0.04)         0.01         (0.08)      (0.05)        (0.03)
                                                  ------      ------        ------        ------      ------        ------
    Total From Continuing Operations...........    (0.63)       0.35         (0.98)        (0.67)       0.85         (1.52)
                                                  ------      ------        ------        ------      ------        ------
Discontinued Russian Banking Operations........    (0.02)       0.02         (0.04)        (0.25)         --         (0.25)
                                                  ------      ------        ------        ------      ------        ------
        Total..................................   $(0.65)     $ 0.37        $(1.02)       $(0.92)     $ 0.85        $(1.77)
                                                  ======      ======        ======        ======      ======        ======

     The table below details revenues and net income by business segment in the third quarter and nine months ended September 30, 1998 and 1997, respectively, for the Company's segments:

                            REVENUES AND NET INCOME
                             (DOLLARS IN MILLIONS)

                                                  REVENUES         NET INCOME           REVENUES          NET INCOME
                                               --------------    ---------------    ----------------    ---------------
                                                THREE MONTHS      THREE MONTHS        NINE MONTHS         NINE MONTHS
                                                   ENDED              ENDED              ENDED               ENDED
                                               SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,
                                               --------------    ---------------    ----------------    ---------------
BUSINESS SEGMENT                               1998     1997      1998     1997      1998      1997      1998     1997
----------------                               ----     ----      ----     ----      ----      ----      ----     ----
Pioneer Investment Management:
    Mutual Funds and Institutional
      Accounts...............................  $49.4    $44.6    $  5.5    $ 9.6    $151.1    $121.5    $ 24.6    $23.1
    Sale of Class B Share Rights.............    8.1       --       5.3       --       8.1        --       5.3       --
                                               -----    -----    ------    -----    ------    ------    ------    -----
                                                57.5     44.6      10.8      9.6     159.2     121.5      29.9     23.1
                                               -----    -----    ------    -----    ------    ------    ------    -----
Pioneer International Financial Services:
    Russia...................................    1.3     17.7      (8.1)     3.5       7.5      33.2      (9.8)     5.0
    Central and Eastern Europe...............    3.0      3.5      (0.9)     0.3       9.7      12.1      (1.8)      --
    Asia.....................................     --       --      (0.1)      --        --        --      (0.4)      --
                                               -----    -----    ------    -----    ------    ------    ------    -----
                                                 4.3     21.2      (9.1)     3.8      17.2      45.3     (12.0)     5.0
                                               -----    -----    ------    -----    ------    ------    ------    -----
Pioneer Global Investments:
    Venture Capital..........................    0.6      0.8      (2.8)    (0.2)      1.7       1.8       0.8      2.5
    Real Estate..............................    0.4      0.1      (0.5)    (0.8)      0.8       0.6      (1.7)    (1.0)
    Gold Mining..............................   17.8     23.5      (8.1)    (1.0)     58.4      61.9     (15.0)    (2.8)
    Timber...................................    3.1      4.7      (5.6)    (1.7)      5.9       8.9     (16.8)    (3.5)
    Other....................................     --       --      (0.1)    (0.1)       --        --      (0.4)    (0.3)
                                               -----    -----    ------    -----    ------    ------    ------    -----
                                                21.9     29.1     (17.1)    (3.8)     66.8      73.2     (33.1)    (5.1)
                                               -----    -----    ------    -----    ------    ------    ------    -----
Interest Expense and Other Expenses..........     --       --      (0.6)    (0.7)       --        --      (1.6)    (1.1)
                                               -----    -----    ------    -----    ------    ------    ------    -----
        Total From Continuing Operations.....  $83.7    $94.9    $(16.0)   $ 8.9    $243.2    $240.0    $(16.8)   $21.9
                                               -----    -----    ------    -----    ------    ------    ------    -----
Discontinued Russian Banking Operations......     --       --      (0.5)     0.6        --        --      (6.5)      --
                                               -----    -----    ------    -----    ------    ------    ------    -----
            Totals...........................  $83.7    $94.9    $(16.5)   $ 9.5    $243.2    $240.0    $(23.3)   $21.9
                                               =====    =====    ======    =====    ======    ======    ======    =====

                         PIONEER INVESTMENT MANAGEMENT

RESULTS OF OPERATIONS

     During the third quarter of 1998, Pioneer Investment Management reported net income of $10.8 million, or $0.43 per share, compared to net income of $9.6 million, or $0.37 per share, in the third quarter of 1997. Third quarter 1998 results included a one-time gain of $5.3 million, or $0.21 per share, from the Company's sale of its rights to receive future distribution fees and deferred sales charges from the distribution of Class B Shares of its U.S. based mutual funds. This gain more than offset the decrease in earnings from operations of $4.1 million, or $0.15 per share, which resulted principally from the sharp decline in the U.S. stock market. Decreased operating earnings included $0.9 million, or $0.04 per share, which resulted from the lower value of the Company's seed money investments in its own mutual funds. Revenues of $57.5 million in the third quarter of 1998 increased by $12.9 million, or 29%. During the first nine months of 1998, net income was $29.9 million, or $1.18 per share, compared to net income of $23.1 million, or $0.90 per share, during the first nine months of 1997. Revenues of $159.2 million in the first nine months of 1998 increased by $37.7 million, or 31%.

     Sales of U.S. mutual funds, including reinvested dividends, of slightly under $1.0 billion in the third quarter continued at a record pace. Sales in the quarter exceeded sales in last year's third quarter by 28%. Net sales were $0.3 billion in the third quarter of 1998 compared to $0.1 billion in the third quarter of 1997. Sales of $3.0 billion in the first nine months of 1998 exceeded the prior year's comparable period by $1.0 billion or 47%. Net sales in the first nine months of 1998 were $1.2 billion compared to $0.4 billion in the first nine months of 1997.

     Management fee revenues of $32.3 million and $98.1 million for the third quarter and nine months ended September 30, 1998, increased by $2.0 million and $17.6 million, respectively, over the comparable 1997 periods. These increases principally reflected higher average assets under management resulting from gains in the U.S. stock market earlier in 1998, and an increase in net sales of mutual fund shares.

     Underwriting commissions and distribution fees of $7.5 million and $21.7 million for the third quarter and nine months ended September 30, 1998, increased by $1.8 million and $6.6 million, respectively, over the comparable 1997 periods, principally from increased distribution fees earned from higher average Class B and C share assets under management. Shareholder service fees of $8.1 million and $23.2 million for the third quarter and nine months ended September 30, 1998, increased by $1.2 million and $3.0 million, respectively, over the comparable 1997 periods, from growth in shareholder accounts.

     Costs and expenses increased by $10.6 million in the third quarter of 1998 to $39.7 million. Approximately $3.1 million of the expense increase resulted from higher payroll costs, part of which related to the Company's efforts to strengthen its investment management and sales and marketing staff. An additional $2.7 million of the increase in expenses resulted from higher mutual fund distribution costs, including the printing and mailing of sales literature, paying commissions earned by the sales force, mutual fund advertising and public relations. Approximately $1.3 million of the increase in expenses resulted from higher expenses associated with the amortization of dealer advances resulting from sales of back-end load mutual fund shares. These amortization expenses were generally offset by an increase in distribution fees of $1.2 million. Costs and expenses increased by $27.2 million in the first nine months of 1998 to $111.3 million. Year-to-date increases in expense categories generally reflect the trends identified for the third quarter.

TAXES

     Pioneer Investment Management's effective tax rate for the third quarter and nine months ended September 30, 1998 decreased to 36% from 40% in the comparable 1997 periods. The decrease resulted principally from a change in Massachusetts' tax law which provided certain tax incentives to Massachusetts based mutual fund companies which maintain and grow their employee base in Massachusetts.

                    PIONEER INTERNATIONAL FINANCIAL SERVICES

     During the third quarter, Pioneer International Financial Services reported a loss of $9.1 million, or $0.35 per share, compared to net income of $3.8 million, or $0.15 per share, during the third quarter of 1997. During the first nine months of 1998, this business unit lost $12.0 million, or $0.47 per share, compared to net income of $5.0 million, or $0.19 per share, during the first nine months of 1997. Most of the loss from both periods was from the Company's Russian financial services operations.

     In accordance with generally accepted accounting principles, the Company has adjusted the cost basis of certain of the securities held in the First Voucher Fund, its majority-owned investment fund, to reflect the lack of liquidity in the trading market for Russian equity securities. These adjustments, which are based on the current estimate of fair value of the securities, resulted in a third quarter loss of $3.9 million, or $0.15 per share. Notwithstanding the cost basis adjustment, the Company believes that the overall value of its interest in the First Voucher Fund continues to exceed its cost. The First Voucher Fund lost an additional $1.7 million, or $0.07 per share, associated with receivables deemed uncollectible. The economic turmoil in Russia also caused losses in the Russian brokerage business in the third quarter of 1998 of $1.4 million, or $0.06 per share.

     Central and Eastern European financial services operations lost $0.03 per share and $0.07 per share for the three and nine months ended September 30, 1998, compared to essentially break-even operations in both 1997 periods. The Polish financial services operations have been negatively affected by slow mutual fund sales and a decrease in assets under management triggered by a sharp decline in the Polish stock market.

                           PIONEER GLOBAL INVESTMENTS

     During the third quarter, Pioneer Global Investments reported a loss of $17.1 million, or $0.68 per share, compared to a loss of $3.8 million, or $0.13 per share, during the third quarter of 1997. Worldwide venture capital operations lost $2.8 million, or $0.11 per share, compared to break-even operations in the third quarter of 1997. During the first nine months of 1998, Pioneer Global Investments lost $33.1 million, or $1.30 per share, compared to a loss of $5.1 million, or $0.19 per share, during the first nine months of 1997. Worldwide venture capital earned $0.03 per share compared to $0.10 per share during the first nine months of 1997.

     U.S. venture capital operations reported a loss of $0.05 per share during the third quarter of 1998, principally as the result of lower market values of publicly held companies, compared to earnings of $0.01 per share in the third quarter of 1997. Central and Eastern European venture capital operations lost $0.06 per share as a result of write-downs in the Polish venture capital portfolio and expenses associated with the start-up of the Company's Russian venture capital operations. The Company has determined that it will cease operating the Russian venture capital business in the fourth quarter of 1998. U.S. venture capital operations reported earnings of $0.10 per share during the first nine months of 1998, compared to $0.13 per share in the first nine months of 1997.

     The Company has retained an investment banking firm to assist in the sale of its gold mine. With respect to its timber operations, the Company is holding discussions with several potential strategic partners.

                              GOLD MINING BUSINESS

     The results of the gold mining business are substantially attributable to the operations of Teberebie Goldfields Limited ("TGL"). The Company's reported losses give effect to the 10% minority interest in TGL held by the Government of Ghana. Gold mining results are also affected by Pioneer Goldfields Limited's ("PGL") exploration activity in Africa and by the exploration activities in the Russian Far East of Closed Joint-Stock Company, "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's Russian subsidiary. Exploration costs are charged to operations as incurred.

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1998, the gold mining segment lost $8.1 million, or $0.32 cents per share, and $15.0 million, or $0.59 cents per share, respectively. The segment reported losses of $1.0 million and $2.8 million for the corresponding periods in 1997. The losses were tax benefited at rates of 18% and 25% for the respective three and nine months ended September 30, 1998 compared with 19% and 24% for the respective three and nine months ended September 30, 1997.

     The table below details the earnings per share for the gold mining segment for the three and nine months ended September 30, 1998 versus September 30, 1997.

                                  THREE MONTHS                         NINE MONTHS
                                     ENDED                                ENDED
                                 SEPTEMBER 30,                        SEPTEMBER 30,
                                ----------------     DIFFERENCE:     ----------------     DIFFERENCE:
                                 1998      1997     INCR./(DECR.)     1998      1997     INCR./(DECR.)
                                 ----      ----     -------------     ----      ----     -------------
African Operations(TGL).......  $(0.29)   $ 0.00       $(0.29)       $(0.51)   $(0.04)      $(0.47)
African Exploration...........   (0.01)    (0.02)        0.01         (0.04)    (0.03)       (0.01)
                                ------    ------       ------        ------    ------       ------
  PGL Total...................   (0.30)    (0.02)       (0.28)        (0.55)    (0.07)       (0.48)
                                ------    ------       ------        ------    ------       ------
Russian Exploration...........   (0.02)    (0.02)        0.00         (0.04)    (0.04)        0.00
                                ------    ------       ------        ------    ------       ------
          Total...............  $(0.32)   $(0.04)      $(0.28)       $(0.59)   $(0.11)      $(0.48)
                                ======    ======       ======        ======    ======       ======

  Gold Sales

     Revenues decreased by $5.7 million to $17.8 million in the third quarter of 1998 compared with 1997 as gold shipments decreased by 10,800 ounces, or 16%, to 58,600 ounces, while the average realized price of gold decreased by $35 from $338 to $303 per ounce. During the three months ended September 30, 1998 and 1997, the average realized price of gold included proceeds of $15 per ounce and $17 per ounce, respectively, from the sale of floor program options. Revenues decreased by $3.5 million to $58.4 million during the first nine months of 1998 compared with 1997 as a 4% increase in gold sales to 188,100 ounces was more than offset by a 9% decrease in the average realized gold price to $310 per ounce. The average realized price of gold included proceeds from the sale of floor program options of $17 per ounce and $6 per ounce, respectively, for the nine months ended September 30, 1998 and 1997. TGL's floor program expired on September 30, 1998.

  Gold Production and Costs

     The table below compares TGL's production and shipment results, cash costs and total costs per ounce for the three and nine months ended September 30, 1998, with the comparable periods in 1997.

                                  THREE MONTHS                         NINE MONTHS
                                     ENDED                                ENDED
                                 SEPTEMBER 30,                        SEPTEMBER 30,
                               ------------------    INCREASE/     --------------------   INCREASE/
                                1998       1997      (DECREASE)      1998        1997     (DECREASE)
                                ----       ----      ----------      ----        ----     ----------
Production (ounces)..........   58,600     69,400      (10,800)     188,100     180,900      7,200
Shipments (ounces)...........   58,600     69,400      (10,800)     188,100     180,900      7,200
Cash costs:
  Production costs...........  $   303    $   194     $    109     $    252    $    202     $   50
  Royalties..................        9         10           (1)           9          10         (1)
  General and
     administrative..........       34         29            5           31          34         (3)
                               -------    -------     --------     --------    --------     ------
  Cash costs per ounce.......      346        233          113          292         246         46
                               -------    -------     --------     --------    --------     ------
Non-cash costs:
  Depreciation and
     amortization............      103         88           15           98          87         11
  Other......................        5          4            1            4           5         (1)
                               -------    -------     --------     --------    --------     ------
  Cost of production per
     ounce...................      454        325          129          394         338         56
                               -------    -------     --------     --------    --------     ------
Interest and other costs.....       22         18            4           21          14          7
                               -------    -------     --------     --------    --------     ------
          Total costs per
            ounce............  $   476    $   343     $    133     $    415    $    352     $   63
                               =======    =======     ========     ========    ========     ======

     Since a significant portion of TGL's costs are fixed (and unrelated to production levels), the cost per ounce tends to increase as production decreases. In addition, the cycle from leaching to gold production, or leach cycle, is estimated at between three and six months. Accordingly, ore production shortfalls in the second quarter contributed to an increase in the cost per ounce in the third quarter of 1998. During the second quarter, several factors caused production to fall short of forecasted levels. The most significant was the drought-related hydroelectric power shortage, which severely decreased crusher availability. Although power shedding and rationing occurred elsewhere in Ghana, TGL's power supply was virtually uninterrupted in the third quarter of 1998. In this connection, the Republic of Ghana purchased additional power from Cote d'Ivoire, expanded the thermal power generation plant at Takoradi and leased a power plant with approximately thirty megawatts of generating capacity. TGL leased sufficient back-up power generation equipment to sustain all major processing equipment. With respect to other second quarter crusher availability issues, equipment vendor representatives commenced work on electrical controls and instrumentation problems occurring at the gyratory stockpile feeders and significantly improved the flow of spare parts and wear liners. TGL continues to emphasize maintenance employee training and process improvements to minimize the level of scheduled and unscheduled crushing equipment downtime. As a result of the foregoing actions, TGL achieved optimum crushing capacity production levels of approximately 3.0 million tonnes in the third quarter of 1998. As a result of the third quarter gold production shortfall described above, TGL has revised its 1998 gold production forecast to approximately 270,000 ounces.

     Production Costs. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore, or "stripping" ratio, the age and availability of equipment, weather conditions, availability and cost of labor, haul distances, foreign exchange fluctuations and the inherent time lag in gold production from heap leaching operations. Production costs for the three months ended September 30, 1998, increased by $109 compared with the corresponding period in 1997 principally because of lower production levels. In addition, drilling and blasting costs were significantly lower in 1997 because of a high incidence of near-surface, free-digging material. TGL has also upgraded its equipment maintenance program to improve the availability of equipment, reduce downtime and extend the useful life of the equipment. While TGL believes that this program will reduce overall maintenance costs in the future, the immediate effect has been a decrease in capitalized rebuild costs and an increase in current maintenance costs. Processing costs increased as a result of lower production levels and an increase in power costs including purchased power from the national grid and the rental of backup generators. Production costs for the nine months ended September 30, 1998, increased by $50 compared with the corresponding period in 1997 primarily because of an expected increase in the stripping ratio. TGL continues to conduct waste stripping at a level necessary to maintain adequate ore deliveries and prudent mine development. Mining costs were also higher because of the aforementioned equipment maintenance program and increase in drilling and blasting costs. Processing costs increased because of costs associated with the Phase III mine expansion which was commissioned in the second quarter of 1997 and higher fuel and rental costs for backup power generation equipment.

     A comparison of key production statistics for the three and nine months ended September 30, 1998, and September 30, 1997, is shown in the table below:

                                                            THREE MONTHS        NINE MONTHS
                                                               ENDED               ENDED
                                                           SEPTEMBER 30,       SEPTEMBER 30,
                                                          ----------------    ----------------
                                                           1998      1997      1998      1997
                                                           ----      ----      ----      ----
Tonnes mined (in thousands):
Waste...................................................   7,893     8,133    22,906    19,407
Run-of-mine.............................................      --        --        --       610
                                                          ------    ------    ------    ------
Tonnes Waste and Run-of-Mine............................   7,893     8,133    22,906    20,017
Ore.....................................................   2,978     2,879     7,174     7,116
                                                          ------    ------    ------    ------
          Total Tonnes Mined............................  10,871    11,012    30,080    27,133
                                                          ======    ======    ======    ======
Stripping Ratio ((waste + run-of-mine)/ore).............  2.65:1    2.82:1    3.18:1    2.81:1
Ore Processed...........................................   3,021     2,723     7,203     6,563
Process Grade (grams/tonne).............................    1.18      1.31      1.26      1.25

     Royalties. During the three and nine months ended September 30, 1998 and September 30, 1997, the royalty rate payable by TGL remained at 3% of operating revenues, the minimum permitted by law.

     General and Administrative Costs. General and administrative costs consist principally of administrative salaries and related benefits, travel expenses, insurance, utilities, legal costs, employee meals, rents and vehicle expenditures. Since these costs are primarily fixed and unrelated to production levels, the increase of approximately $5 per ounce compared with the three months ended September 30, 1997 was attributable to the decrease in gold production. These costs decreased by $3 per ounce compared with the nine months ended September 30, 1997 because of the elimination of an employee trust fund.

     Depreciation and Amortization. Depreciation and amortization increased by $15 per ounce for the three months ended September 30, 1998 compared with the corresponding period in 1997, principally because of lower production, which increased the cost per ounce associated with depreciation recorded on a straight-line basis and an increase in mining equipment depreciation from approximately $6.3 million in fourth quarter 1997 additions. These costs increased by $11 per ounce in the nine months ended September 30, 1998 compared to the nine months ended September 30, 1997, because of an increase in mining depreciation associated with 1997 additions and an increase in crusher depreciation, which is recorded on a units of production basis, as a larger proportion of ounces were produced at the West Plant which has a higher depreciable asset base than the East Plant.

     Other. Other costs represent a provision for future reclamation costs and supplies inventory obsolescence and costs related to exploration activities conducted by TGL at the Teberebie concession and elsewhere in Ghana. Statutory exploration fees paid to the government incurred during the three months ended

September 30, 1998 contributed to the $1 per ounce increase in other costs compared with the three months ended September 30, 1997. Other costs decreased by $1 per ounce compared to the nine months ended September 30, 1997 because no additional obsolescence reserves for spare parts were required in 1998.

     Interest and Other Costs. Interest and other costs during the three months ended September 30, 1998 increased by $4 per ounce compared with the corresponding 1997 period primarily because these fixed costs, on a per ounce basis, were affected by the decrease in production levels. During the nine months ended September 30, 1998, interest and other costs increased by $7 per ounce compared to the nine months ended September 30, 1997 because of an increase in interest expense associated with the Phase III expansion, which was capitalized during the first four months of 1997.

     Income Taxes. The statutory tax rate for mining companies in Ghana in 1998 and 1997 was 35%.

EXPLORATION ACTIVITIES

     Since the end of 1993, PGL has engaged in exploration activities in the Republic of Ghana and other African countries. These activities are currently conducted by TGL in Ghana and by PGL or its local subsidiary in countries outside of Ghana. In the nine months ended September 30, 1998, PGL incurred exploration costs of approximately $1.1 million.

     In 1994, the Company entered into a joint venture, Tas-Yurjah, to explore potential gold mining properties in the Khabarovsk Territory of Russia. In the nine months ended September 30, 1998, the Company expended approximately $0.9 million for Tas-Yurjah exploration work. In October 1998, the Company acquired an additional 44.5% interest in Tas-Yurjah from its Russian partner, increasing its direct and indirect interest in Tas-Yurjah to 95%.

LIQUIDITY AND CAPITAL RESOURCES

       Cash Flow. The cash balances of the gold mining segment decreased from $7.6 million to $3.6 million during the first nine months of 1998. Sixty-four percent, or $2.3 million, of TGL's cash balances remain in escrow and are unavailable to pay short-term obligations. Cash generated from operating activities aggregated $3.0 million while capital expenditures and loan principal payments were $6.9 million and $9.6 million, respectively. Major capital expenditures during the year included $5.0 million for processing equipment and pad and pond development, including $3.8 million for leach pad expansion, $1.1 million for mining equipment and $0.3 million for vehicles.

       Third-Party Debt. At the end of the first nine months of 1998, third-party debt aggregated $43.9 million, including $15.8 million guaranteed by the Overseas Private Investment Corporation ("OPIC") for which the Company is subject to limited recourse and $0.6 million from other sources which is guaranteed by the Company. Scheduled third-party debt service for the remainder of 1998 is expected to aggregate $2.4 million.

     Subordinated Debt. The Company has provided $11.7 million in subordinated debt financing to TGL to satisfy its short-term liquidity needs, including $7.5 million in 1998. The Company has provided $2.0 million in 1998 to fund the exploration activities of PGL and Tas-Yurjah.

                                TIMBER BUSINESS

     The Company's Russian venture, Closed Joint-Stock Company "Forest-Starma", in which the Company has a 97% indirect interest is pursuing the development of timber production in the Khabarovsk Territory of Russia.

     For 1998, Forest-Starma is projected to produce approximately 235,000 cubic meters of timber, a decrease of 100,000 cubic meters below the target of 335,000 cubic meters reported in the first quarter of 1998. The decrease is attributable to lower than expected operating productivity due to a fire disruption which occurred on the Siziman Bay leasehold in the second and third quarter of 1998, requiring the redeployment of logging crews and equipment to contain the fire. The fire was contained in the third quarter of 1998 after damage to approximately 7,500 hectares and 5,500 cubic meters of decked logs. The Company is reviewing whether it has insurance coverage with respect to any sustained losses. The amount of the insurance recovery, if any, cannot be determined at this time.

RESULTS OF OPERATIONS

     For the three and nine months ended September 30, 1998, Forest-Starma had revenues of $3.1 million and $5.9 million, respectively. During the corresponding periods in 1997, Forest-Starma had revenues of $4.7 million and $8.9 million, respectively. For the three and nine months ended September 30, 1998, Forest-Starma lost $5.6 million, or $0.22 cents per share, and $16.8 million, or $0.66 cents per share, respectively. Forest-Starma lost $1.7 million, or $0.06 cents per share, and $3.5 million, or $0.13 cents per share, during the corresponding periods in 1997. Production during the three and nine months ended September 30, 1998, was 45,000 and 137,000 cubic meters, respectively, compared to 78,000 and 190,000 cubic meters, respectively, during the corresponding periods in 1997. Shipments during the 1998 periods were 109,000 and 191,000 cubic meters, respectively, compared to 73,000 and 136,000 cubic meters, respectively, in 1997.

     During the fourth quarter of 1998 to date, timber prices in key Pacific rim markets increased by approximately 55% to an average of $45 per cubic meter compared with the prior quarter's average of $29 per cubic meter. During the first nine months of 1998, however, timber prices in these markets declined steadily resulting in lower average realized prices for shipments ($32 per cubic meter versus $64 per cubic meter) and a significant reduction in the valuation of inventory. At December 31, 1997 and September 30, 1998, timber inventory aggregated 73,000 cubic meters and 14,000 cubic meters, respectively. During the three and nine months ended September 30, 1998, lower than expected production levels resulted in an increase in the cost per cubic meter produced. Since inventories are recorded on a lower of cost or market basis, inventories were written-down during the nine months ended September 30, 1998 by approximately $3.8 million. No inventory adjustments were required during the first nine months of 1997.

     Cost of Goods Sold. Forest-Starma values its inventory at the lower of cost or market using the full absorption accounting method. Accordingly, costs of goods sold of $5.7 million and $14.4 million in the third quarter and nine months ended September 30, 1998, respectively, included all operating costs such as payroll, fuel, spare parts, site related general and administrative expenses, amortization, depreciation and other taxes. The cost of goods sold also includes the inventory valuation reductions discussed previously. During the third quarter of 1998, the average production cost, including the cost of fire fighting, was $87 per cubic meter. Cost of goods sold during the three and nine months ended September 30, 1997 aggregated approximately $4.7 million and $8.5 million, respectively.

     Depreciation and Amortization. Depreciation and amortization expense, which is included in cost of goods sold, was $0.6 million and $1.8 million, respectively, for the third quarter and nine months ended September 30, 1998. Depreciation and amortization in the corresponding 1997 periods were $0.8 million and $1.9 million, respectively. The logging equipment, roads and jetty represent approximately 90% of fixed assets and are recorded at cost and depreciated on a units-of-production basis, which anticipates recovery over five, twenty and thirty years respectively. Development costs are amortized on a units-of-production basis, which anticipates recovery over ten years.

     Other expenses. Other expenses of $2.7 million in the third quarter and $8.1 million in the nine months ended September 30, 1998, include interest expense, management fees, effects of foreign exchange, political risk insurance premiums, and goodwill amortization. Other expenses in the corresponding 1997 periods were $1.4 million and $3.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Project Financing. Capital required by this venture is now projected at approximately $66.4 million through the end of 1998. At September 30, 1998, project financing aggregated $65.3 million including $46.5 million in subordinated debt and accrued interest provided by the Company, $12 million in unpaid liabilities to the Company for ongoing operating expenses and $6.8 million in outstanding third party financing. Forest-Starma completed a $9.3 million project financing with OPIC in July 1996, of which $6.8 million remained outstanding at September 30, 1998. Remaining scheduled third-party debt service for 1998 is expected to aggregate $1 million.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining and timber operations) decreased by $7.4 million in the first nine months of 1998 to $56.3 million principally from decreased cash and investments held by the Russian financial services business.

     IRS regulations require that, in order to serve as trustee, the Company must maintain a net worth of at least 2% of the assets of Individual Retirement Accounts and other qualified retirement plan accounts at yearend. At September 30, 1998, the Company served as trustee for $5.7 billion of qualified plan assets and the ratio of net worth to qualified assets was 2.9%. The Company's stockholders' equity of $162.6 million at September 30, 1998, would permit it to serve as trustee for up to $8.1 billion of qualified plan assets.

     The Company entered into an agreement in 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company could borrow up to $60 million (the "B-share Revolver") to finance Dealer Advances relating to sales of back-end load shares of the Company's domestic mutual funds. In September 1998, the Company sold to a third party its rights to receive future distribution fees and deferred sales charges from the distribution of Class B Shares of Pioneer Mutual Funds. The agreement also provides for the sale at a premium of additional rights arising out of future sales of Class B Shares on a monthly basis over the next three years, thereby eliminating the need of financing Class B Shares as the Company had previously done. The Company used the proceeds from the sale of B-share rights to repay the $49.5 million outstanding under the B-share Revolver and the B-Share Revolver was terminated in October 1998.

     The Credit Facility also provides that the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full in June 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin, tied to the Company's financial performance, of either 0.75%, 1.25%, 1.50% or 1.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. At September 30, 1998, the Company had borrowed $69 million under the Corporate Revolver.

     The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of September 30, 1998, the Company was in compliance with all applicable covenants.

     In 1997, the Company entered into an agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 7.95% per annum, have a maturity of seven years. The restrictions and financial covenants under the Note Agreement are substantially similar to the restrictions and financial covenants in the Credit Facility.

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

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report on Form 10-Q, including information with respect to the Company's plans and strategies for its domestic and international financial services and global investment business units, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "projects," "estimates" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

     The Company derives a significant portion of its revenues from investment management fees and underwriting commissions and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares result in increased assets under management, which, in turn, generate higher management fees and distribution fees. Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company. In addition, four of the Company's mutual funds (including the three largest funds) have management fees which are adjusted based upon the funds' performance relative to the performance of an established index. As a result, management fee revenues may be subject to unexpected volatility.

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

     TGL is dependent upon a number of key supplies for its mining operations, including electric power, cement, diesel fuel, electricity, explosives, lubricants, tires and sodium cyanide. There can be no assurance that a disruption in the supplies to TGL of these key materials will not occur and adversely affect the Company's operations.

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

     The Company has a significant number of operations and investments located outside of the U.S., including the gold mining operations at TGL, the timber operations in the Russian Far East and the financial services operations in Eastern and Central Europe. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political instability, ineffective regulatory oversight and laws or policies of the particular countries in which the Company may have operations. There is no assurance that permits, authorizations and agreements to implement plans at the Company's projects can be obtained under conditions or within time frames that make such plans economically feasible, that applicable laws or the governing political authorities will not change or that such changes will not result in the Company's having to incur material additional expenditures.

                                   YEAR 2000

SUMMARY

     The Company has for some time been addressing actively the potential impact of the Year 2000 problem to its businesses and has established a comprehensive project to help ensure that all of its business units will be able to function normally before, during and after the century date rollover. Furthermore, the Company is aware that Year 2000 issues have the potential to impact the capital markets and macroeconomic conditions globally. While the Company is monitoring the threat of such impact and is taking measures reasonably designed to protect the investments of its fund shareholders and corporate investors there can be no assurance that factors outside its control will not disrupt the Company's operations.

MANAGEMENT

     The Company is executing and managing its Year 2000 project activities at several levels within the organization, including:

     - regular senior-level management briefings

     - oversight subcommittee established by the Trustees of the Company's U.S. mutual funds

     - Year 2000 Steering Committee comprised of representatives from all operational areas empowered to review progress and ensure the successful completion of the Year 2000 project

     - Year 2000 project office responsible for centralized monitoring, reporting and support of project activities

     - local project managers within each subsidiary of the Company responsible for executing local Year 2000 plans

     The Company is separately tracking the Year 2000 readiness of each of its corporate entities and has created comprehensive reporting for each project team worldwide. The Company has developed reports to monitor risk management and project status both for systems and vendors. The Company may also utilize, on an as needed basis, the services of outside companies and consultants specializing in Year 2000 issues.

APPROACH AND STATUS

     The Company's Year 2000 initiative addresses hardware, software, embedded systems and vendor systems and consists of the following six phases:

     - Awareness -- communicating management's commitment to identify and resolve Year 2000 issues

     - Inventory, Assessment, and Planning -- identifying all systems and vendors with potential Year 2000 problems, rating the business criticality of each, and planning for all project tasks

     - Repair -- executing all necessary system remediation plans

     - Testing -- ensuring that all remediated systems function correctly in both current date and future date environments

     - Contingency Planning -- developing project contingency and business continuation plans for each business unit

     - Vendor Analysis -- working closely with all important third parties to ensure that their systems and businesses have adequately addressed Year 2000 issues

     The Company has completed both the awareness and assessment phases and is nearing completion of the repair phase with respect to its core systems. The testing and contingency planning phases are well underway and will continue into 1999. Vendor analysis is ongoing and will continue through the end of the project. The Company intends to complete the repair phase of its core systems by the end of 1998. To date, the Company has tested a substantial portion of its internal information technology systems and non-information technology systems and expects to complete the remaining testing in early 1999.

     The Company will undertake the following additional activities in 1999:

     - testing any vendor systems delivered in late 1998 or 1999

     - conducting company-wide integration tests

     - correcting and retesting any problems that were discovered during initial testing

     - participating in tests with third parties, including both point-to-point testing with vendors with whom the Company shares automated data transfers and industry-wide testing

     - finalizing the development of contingency plans

CERTAIN RISKS AND CONTINGENCY PLANNING

     The Company is heavily dependent on third party software and vendor services. As a result, the Company's believes that its greatest risk from the Year 2000 transition is its reliance on vendors to complete their own Year 2000 projects successfully and on time. Although the majority of the Company's most critical "core" applications are provided by vendors, most of them are relatively new and have been certified as Year

2000 compliant. With respect to each system, the Company closely monitors Year 2000 status and will continue testing throughout the coming year.

     The Company has developed, and will continue to refine, its contingency plans. The approach to contingency planning has two components: (i) ensuring the ability to achieve Year 2000 compliance, even in the event of a vendor failure in 1999; and (ii) preparing business continuity plans for various potential failure scenarios which, despite the Company's best efforts, could occur on or around January 1, 2000.

     To date, the Company's initial contingency planning development is approximately 75% complete. Plans will continue to be reviewed and revised, as necessary, throughout 1999. Finally, the Company has disaster recovery plans in place to address potential infrastructure failures, including basic services such as electrical power and telecommunications, and is leveraging and enhancing those plans to address potential Year 2000 scenarios. Such plans, however, generally provide relatively short-term solutions. In the event of a long-term infrastructure failure caused by a Year 2000 problem, the Company may be exposed to business continuity risks similar to those faced by other financial services companies.

COSTS

     Total Year 2000 project costs are based on currently available information and management's estimates with respect to the costs of repairing and replacing software, hardware, embedded systems and vendor systems. For the purposes of the following estimates, the Company defines costs as incremental expenditures. Cost estimates include both period costs and disbursements that typically would be treated as capital but do not include overhead with respect to the portion of certain employees' time allocated to the Year 2000 project or opportunity costs associated with other projects that may have been delayed by the Year 2000 project.

     As of September 30, 1998, the Company had incurred and expensed approximately $1.0 million in connection with its Year 2000 project. The Company estimates its total remaining costs to be approximately $1.5 million, which will be expensed as incurred over the next year and a half. All Year 2000 project costs have been and will continue to be funded from operating cash flows.

     The Year 2000 project costs are relatively minimal primarily because the Company owns little internally developed code. The result of the Company's strategy of outsourcing technology-based operations is that it has only a small base of proprietary code that must be analyzed and remediated. Consequently, the cost of the Year 2000 compliance efforts are not expected to be material to the Company's financial position. The Company believes that it will not incur significant Year 2000 related costs on behalf of third parties from whom it purchases technology or outsources technology-based functions.
                            ------------------------
     The Company's ability to complete its Year 2000 project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates of the Company's management in reliance on certain assumptions. Such assumptions include, among others, the Company's ability to locate and identify all potential Year 2000 issues in the systems it uses, successful remediation efforts by the Company's vendors and other third parties upon which it relies, the continued availability of personnel capable of carrying out the Year 2000 project efforts and the availability of suitable alternative software and systems. There can be no assurances that management's reliance on such assumptions will prove to be valid. The failure of any these assumptions to hold true or the existence of additional significant uncertainties could result in the inaccurateness of any of the foregoing estimates. As a result, actual completion of the Company's Year 2000 project could be later than anticipated or involve costs materially higher than those estimated.

     Furthermore, the impact of any such failures on the Company's customers or other third parties could vary significantly, as could such customers' or third parties' definitions of Year 2000 compliance; therefore, the extent of any claims resulting from such failures is difficult to estimate. There can be no assurance that the costs of resolving any such claims will not materially affect the Company's business, financial condition or results of operations.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

        The Exhibits filed with this Quarterly Report on Form 10-Q are listed on the "Index to Exhibits" below.

     (b) Reports filed on form 8-K: None.

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

                                            THE PIONEER GROUP, INC.

Dated: November 16, 1998
                                                  /s/ WILLIAM H. KEOUGH
                                            ------------------------------------
                                                     WILLIAM H. KEOUGH
                                                   SENIOR VICE PRESIDENT,
                                                CHIEF FINANCIAL OFFICER AND
                                                         TREASURER

                                 EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------   ------------------------------------------------------------
     10.1        Amendment No. 5 to Credit Agreement dated as of July 21,
                 1998, among The Pioneer Group, Inc. (the "Company"), certain of its subsidiaries, the Lenders and The First National Bank of Boston.
     10.2        Amendment No. 6 to Credit Agreement dated as of September
                 30, 1998, among the Company, certain of its subsidiaries,
                 the Lenders and The First National Bank of Boston.
     10.3        Supplemental Agreement No. 1 dated as of September 30, 1998 amending the Note Agreement dated as of August 14, 1997 by and between the Company and The Travelers Insurance Company
                 ("Travelers").
     10.4        Supplemental Agreement No. 2 dated as of September 30, 1998 amending the Note Agreement dated as of August 14, 1997 by and between the Company and Travelers.
     10.5        Pioneer Program Master Agreement dated as of September 30,
                 1998 among the Company, certain of its subsidiaries, PLT
                 Finance, L.P., Putnam, Lovell, DeGuardiola & Thornton Inc.
                 and Bankers Trust Company (Confidential Treatment
                 Requested).
     10.6        Amendment No. 4 to Credit Agreement dated as of April 21,
                 1998, among the Company, certain of its subsidiaries, the
                 Lenders and The First National Bank of Boston.
       11        Computation of earnings per share.
    27.98        Financial Data Schedule.
    27.97        Financial Data Schedule.