Form 10-K405
period 1998-12-31
PIONEER GROUP INC
filed 1999-03-31
CIK 733060

     ========================================================================

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                         --------------------------------

                                    FORM 10-K
     (MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                        OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ___________


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes  [X]            No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

     Based on the last sale price of the Registrant's Common Stock on the Nasdaq National Market of $16.375 on March 24, 1999, the aggregate market value of the shares of voting stock held by non-affiliates of the Registrant on that date was $348,950,169.

     As of March 24, 1999, 26,315,377 shares of the Registrant's Common Stock, $0.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the 1998 Annual Report to Stockholders are incorporated by reference into Parts I, II and IV (as indicated in such parts).

(2) Certain information called for by Part III (as indicated therein) is incorporated from the Registrant's definitive proxy materials for use in connection with the 1999 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

     The operations of The Pioneer Group, Inc., a corporation organized under the laws of the State of Delaware in 1956 (the "Company"), and its wholly owned subsidiaries, are divided among three strategic business units: (i) Pioneer Investment Management, (ii) Pioneer International Financial Services, and (iii) Pioneer Global Investments.

     PIONEER INVESTMENT MANAGEMENT. This strategic business unit includes the
(i) investment management of the Company's 24 open-end registered investment companies (comprised of 36 investment portfolios) and one closed-end registered investment company (collectively, the "mutual funds") based in the U.S., which are available to domestic investors, as well as the seven offshore open-end investment funds based in Ireland, which are available to non-U.S. investors,
(ii) distribution of shares of the open-end mutual funds and offshore funds, and
(iii) shareholder servicing for the open-end mutual funds. Pioneer Investment Management also provides separate account management services for institutional investors.

     PIONEER INTERNATIONAL FINANCIAL SERVICES. The Company's international financial services businesses include investment management and financial services operations in: (i) Warsaw, Poland, where the Company manages and distributes units of four mutual funds available to Polish citizens, owns 80% of a brokerage company and 100% of a unitholder servicing agent and recently established a private pension fund management company, (ii) Prague, the Czech Republic, where the Company manages a Czech open-end mutual fund and distributes its participation certificates, (iii) Moscow, Russia, where the Company provides financial services, including transfer agency services, distributes shares of, manages and services two open-end mutual funds available to Russian citizens and manages and owns 51% of the Pioneer First Investment Fund, a closed-end fund, which was one of the largest Russian voucher investment funds, and (iv) Madras, India, where the Company owns 47.61% of an Indian company that serves as the investment adviser, distributor and shareholder servicing agent to 18 private sector mutual funds available to Indian citizens. In addition, the Company has a 10% interest in an investment management operation in Taiwan.

     PIONEER GLOBAL INVESTMENTS. This strategic business unit includes the Company's diversified businesses of gold mining, timber, international venture capital, real estate and mineral exploration. The Company's indirect wholly owned subsidiary, Pioneer Goldfields Limited ("Pioneer Goldfields"), conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of Teberebie Goldfields Limited, which operates a gold mine in the western region of the Republic of Ghana. The Company also participates in several natural resource development ventures in Russia. The Company's subsidiary, Pioneer Forest, Inc. ("Pioneer Forest"), conducts (through three Russian subsidiaries) timber harvesting and timber development activities in the Russian Far East. Pioneer Forest's principal asset is its ownership of 97% of the outstanding shares of Closed Joint-Stock Company "Forest-Starma." The Company also is conducting a gold exploration project in the same region. In addition, the Company provides global real estate management and advisory services to institutions and corporations in the U.S., Russia and Poland and serves as a venture capital investor and manager in Poland.

                         PIONEER INVESTMENT MANAGEMENT

DOMESTIC INVESTMENT MANAGEMENT

     The Company's domestic investment management business includes the U.S. registered mutual funds, the offshore funds registered in Ireland and private institutional accounts, all of which are advised by the Company's wholly owned subsidiary, Pioneer Investment Management, Inc. ("Pioneer Management"). This business also includes distribution, shareholder servicing and transfer agency activities related to these investment products.

     U.S. Mutual Funds. Pioneer Management serves as investment manager to 24 domestic open-end mutual funds (consisting of 36 investment portfolios, comprised of seven U.S. growth portfolios, nine international growth portfolios, 10 growth and income portfolios, six income portfolios, two tax-free income portfolios and two money market portfolios) and one U.S. closed-end mutual fund. These portfolios include Pioneer Independence Fund, which commenced operations in March 1998, and the Europe and Emerging Markets Portfolios of the Pioneer Variable Contracts Trust, which commenced operations in October 1998. All of these funds (hereinafter referred to collectively as the "U.S. Funds") are registered under the Investment Company Act of 1940, as amended (the "1940 Act").

     At March 1, 1999, the U.S. Funds had aggregate net assets of approximately $21.5 billion. In managing such assets, Pioneer Management employed, at March 1, 1999, 153 persons on a full-time basis, including 22 fund managers and 54 investment analysts and support staff.

     Pioneer Management manages each U.S. Fund pursuant to a management contract, which is renewable annually by vote of either the U.S. Fund's Board of Trustees (including a majority of members who are not "interested persons" as defined under the 1940 Act) or the U.S. Fund's shareholders. All management contracts terminate if assigned and may be terminated by either party without penalty on 60 days' written notice. The management contracts for the U.S. Funds (other than three U.S. Funds that were established in 1998) were all renewed for an additional year in 1998. Under these contracts, Pioneer Management is authorized in its discretion to buy and sell securities for the accounts of the U.S. Funds, subject to certain limitations. In addition, the management contracts between the U.S. Funds and Pioneer Management define the ordinary operating expenses to be assumed by each.

     As compensation for its management services, Pioneer Management receives management fees from the U.S. Funds that range from 0.40% to 1.25% per year of average daily net assets depending on the U.S. Fund. Four of the U.S. Funds (including the two largest U.S. Funds) have a management fee that is adjusted based upon the U.S. Fund's performance relative to the performance of an established index. For 1998, 1997 and 1996, Pioneer Management received revenues from management fees from all the U.S. Funds and from Pioneer II and Pioneer Fund, the Company's largest U.S. Funds, approximately as shown in the chart below:

                                                   1998            1997            1996
                                               (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                               -------------   -------------   -------------
Management Fee Revenues from All U.S. Funds..      $125            $107             $76
Management Fee Revenues from Pioneer II......      $ 36            $ 40             $29
Management Fee Revenues from Pioneer Fund....      $ 32            $ 21             $14

     On an interim basis, Pioneer Management has agreed not to impose a portion of its management fees and to make other arrangements, if necessary, to limit operating expenses of selected U.S. Funds. Pursuant to this policy, Pioneer Management limited management fees or otherwise incurred expenses pursuant to expense limitation agreements with selected U.S. Funds during 1998, 1997 and 1996 as shown in the chart below:

                                                   1998            1997            1996
                                               (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                               -------------   -------------   -------------
Management Fees Limited or Expenses Incurred..     $1.5            $1.8            $2.4

     Irish Funds. Pioneer Management (Ireland) Limited ("Pioneer Ireland"), a wholly owned subsidiary of the Company, serves as investment manager, distributor and shareholder servicing agent of seven offshore funds incorporated under the laws of the Republic of Ireland, consisting of five growth portfolios, one income portfolio and one money market portfolio (collectively, the "Irish Funds"). Pioneer Management serves as investment adviser for the Irish Funds. As compensation for its advisory services, Pioneer Ireland receives annual management fees from the Irish Funds of 0.60% to 1.50% of average daily net assets. The Irish Funds are currently sold primarily in Germany and Austria, but the Company anticipates that they eventually will be sold in other foreign markets. At March 1, 1999, the Irish Funds had aggregate net assets of approximately $413 million.

     Pioneer Ireland's main office is located in Dublin, Ireland. It also maintains an office in Hamburg, Germany. At March 1, 1999, Pioneer Ireland had 163 employees, including management and support staff.

     Institutional Accounts. Pioneer Management acts as an investment manager to one private institutional account and two collective investment vehicles for institutional investors and acts as a subadvisor to one of a series of portfolios utilized as funding vehicles for a variable life insurance fund (hereinafter referred to collectively as the "Institutional Accounts"). The Institutional Accounts had aggregate assets of approximately $118 million at March 1, 1999.

  DISTRIBUTION ACTIVITIES

     Pioneer Management's wholly owned subsidiary, Pioneer Funds Distributor, Inc. ("Pioneer Distributor"), acts as principal underwriter and distributor of the shares of the U.S. Funds (except Pioneer Interest Shares, a closed-end fund which does not continuously offer its shares). In 1998, Pioneer Distributor sold shares of the U.S. Funds with an aggregate offering price of approximately $4 billion, including Class A Shares (as defined below) with an aggregate offering price of $2.5 billion, Class B Shares (as defined below) with an aggregate offering price of $869 million, Class C Shares (as defined below) with an aggregate offering price of $297 million, Class Y Shares (as defined below) with an aggregate offering price of $9 million and shares of Pioneer Variable Contracts Trust with an aggregate offering price of $304 million. In connection therewith, Pioneer Distributor received aggregate commissions in each of 1998, 1997 and 1996 as shown in the chart below. In each such year, Pioneer Distributor reallowed the amount shown in the chart below to approximately 1,600 independent broker-dealers throughout the United States and in several foreign countries. One broker-dealer was responsible for approximately 11% of sales in 1998, 10% of sales in 1997 and 9% of sales in 1996.

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Commissions Received.....................      $75.9            $60.9            $66.2
Commissions Reallowed....................      $66.1            $53.8            $59.1

     Underwriting Contracts. Pioneer Distributor provides its underwriting and distribution services pursuant to underwriting contracts, which are substantially identical, with each of the U.S. Funds. These one-year contracts are renewable annually by vote of the U.S. Fund's Board of Trustees (including a majority of those Trustees who are not "interested persons" as defined under the 1940 Act) or shareholders. Each contract terminates if assigned and may be terminated by either party on 60 days' written notice without penalty. The underwriting contracts for each of the U.S. Funds (other than U.S. Funds that were established in 1998) were all renewed for an additional year in 1998.

     Sales Charges. Generally, purchasers of shares of the U.S. Funds pay a sales charge at the time of purchase. The amount of the sales charge is calculated as the difference between the offering price of the shares and the net asset value of the shares and varies generally as a percentage of the offering price. Shares bearing this sales charge are referred to as front-end load shares ("Class A Shares"). Sales charges on Class A Shares range from zero to 5.75% depending on the U.S. Fund and the amount invested. Most of the sales charge on Class A Shares is reallowed by Pioneer Distributor to broker-dealers through whom the shares are sold. This reallowance varies generally as a percentage of the offering price on sales under $1 million. Reallowances range from 1.0% to 5.0% depending on the U.S. Fund and the amount of the sale. Broker-dealer reallowances on new funds and during certain short-term promotions may be increased to 100% or more of the sales charge.

     The Company also offers a multiclass share structure for the U.S. Funds, which, with the exception of Pioneer Interest Shares, Pioneer Variable Contracts Trust and Pioneer Independence Fund, are sometimes collectively referred to herein as the "multiclass funds". Pursuant to this structure, the multiclass funds offer Class A Shares, two classes of back-end load shares ("Class B Shares" and "Class C Shares") and a no-load class of shares ("Class Y Shares"). On Class B Shares, the investor does not pay any sales charge unless he or she redeems before the expiration of the minimum holding period, which ranges from three to six years. These early redemptions are subject to a contingent deferred sales charge (a "CDSC"), which ranges from 2.0% to 4.0%. On Class C Shares, the investor does not pay any sales charge unless he or she redeems within one year of purchase in which event a CDSC of 1.0% is imposed. Class Y Shares are not subject to a front-end load, back-end load or Rule 12b-1 distribution fees (see "Distribution Plans" below). The Company began offering Class B Shares in April 1994, Class C Shares in January 1996 and Class Y Shares in April 1998. Class C Shares and Class Y Shares are not available on all multiclass funds.

     With respect to sales of Class A Shares, Pioneer Distributor may, in its discretion, pay a commission to broker-dealers that initiate and are responsible for sales of at least $1 million but less than $50 million, ranging from 0.10% to 1.0%, depending on the U.S. Fund and the amount of the sale. Certain purchases not subject to an initial sales charge may be subject to a CDSC of 1.0% in the event of certain redemption transactions within one year. With respect to sales of Class B Shares, Pioneer Distributor will generally pay commissions to broker-dealers related to sales and service of such shares ranging from 2% to 4% of the sales transaction amount (including a service fee of 0.25% for the first year). With respect to sales of Class C Shares, Pioneer Distributor will pay commissions to broker-dealers related to sales and service of such shares of 1% of the sales transaction amount (including a service fee of 0.25% for the first year). Pioneer Distributor incurs the expense of distributing Class Y Shares. During 1998, 1997 and 1996, in connection with sales of Class B Shares, Pioneer Distributor paid aggregate commissions to broker-dealers as shown in the chart below:

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Broker-Dealer Commissions Paid...........      $27.5            $16.3            $23.2

     Previously, Pioneer Distributor's cash flow was subject to the adverse effects of vigorous sales of back-end load shares because its recovery of the cost of commissions paid up front to dealers was spread over a period of years. During this period, the Company would bear the costs of financing and the risk of market decline. Pioneer Distributor would be reimbursed for such commissions from payments by the U.S. Funds under distribution plans (see "Distribution Plans" below) and from CDSCs paid by redeeming investors before the expiration of the holding periods. Rather than continuing to bear the ongoing financing costs and market risks, in September 1998, Pioneer Distributor sold its rights to certain distribution fees and CDSCs (see "Distribution Plans" below) from the distribution of Class B Shares of the U.S. Funds in exchange for cash payments from a third party. This arrangement also provides for the sale at a premium of additional rights arising out of future sales of Class B Shares on a monthly basis for three years. The purpose of this transaction was to provide liquidity to the Company and reduce the continuous strain on its cash flow.

     Distribution Plans. Each of the U.S. Funds (except Pioneer Interest Shares and Pioneer Variable Contracts Trust) has one or more distribution plans pursuant to Rule 12b-1 under the 1940 Act which provides for certain payments to be made to Pioneer Distributor. With respect to Class A Shares and shares of Pioneer Independence Fund, the distribution plans (the "Class A Plans") provide for payments by such U.S. Funds of certain expenses up to 0.25% per annum of average daily net assets (0.15% for Pioneer Cash Reserves Fund, a money market fund). With respect to Class B and Class C Shares, the distribution plans (the "Class B Plans" and "Class C Plans," respectively) provide for payments by such U.S. Funds of fees relating to (a) distribution services in an amount not to exceed 0.75% per annum of the average daily net assets of the Class B or Class C Shares and (b) personal and account maintenance services in an amount not to exceed 0.25% of the average daily net assets of the Class B or Class C Shares. Each U.S. Fund's distribution plan is subject to annual renewal, which requires the approval of the U.S. Fund's Board of Trustees, including a majority of Trustees who are not "interested persons" of the U.S. Fund. In 1998, the Trustees of the U.S. Funds (other than U.S. Funds that were established in 1998) renewed the Class A, Class B and Class C Plans. In 1998, 1997 and 1996, Pioneer Distributor received aggregate distribution fees as shown in the chart below:

                                                 1998             1997            1996
                                             (IN MILLIONS)    (IN MILLIONS)   (IN MILLIONS)
                                             -------------    -------------   -------------
Distribution Fees Received.................      $14.0            $13.1           $7.7

     Domestic Sales of Shares of the U.S. Funds. Pioneer Distributor is a registered broker-dealer (see "Regulation" below), employing approximately 139 full-time personnel, including 26 regional sales representatives who are responsible for territories comprising most of the United States and Puerto Rico and who work with broker-dealers to promote sales of U.S. Fund shares in their respective territories. Substantially all of the U.S. Funds' shares are sold to the public by securities sales persons registered with the National Association of

Securities Dealers, Inc. (the "NASD") who act as representatives of broker-dealer firms, which are members of the NASD and which have signed sales agreements with Pioneer Distributor. Shares of the Funds may be sold in all states, by broker-dealers and registered representatives licensed in those states.

     International Sales of Shares of the Funds. Pioneer Distributor's wholly owned subsidiary, Pioneer Fonds Marketing GmbH ("Pioneer Fonds Marketing"), a company registered under the laws of the Republic of Germany, performs marketing and sales activities with respect to sales of shares of certain of the U.S. Funds in Europe, primarily Germany, Austria and Switzerland. Pioneer Fonds Marketing currently has 26 full-time employees. In 1998, approximately 13% of the total sales of the U.S. Funds' shares were sold outside of the United States. Pioneer Fonds Marketing also performs marketing and sales activities with respect to sales of the Irish Funds in Western Europe.

     In 1998, Pioneer Distributor established Pioneer Global Funds Distributor, Ltd. ("Global Funds Distributor") to serve as the exclusive worldwide distributor of the Irish Funds. Global Funds Distributor, a wholly owned subsidiary of Pioneer Distributor, is registered under the laws of Bermuda and maintains its registered office in that country. Global Funds Distributor has entered into an agreement with Pioneer Fonds Marketing with respect to sales of the Irish Funds in specified countries in Western Europe.

  SHAREHOLDER AND RELATED SERVICES

     Pioneering Services Corporation. At December 31, 1998, the U.S. Funds had approximately 1,363,000 active shareholder accounts, including approximately 473,000 Individual Retirement Accounts ("IRAs") and other tax-qualified retirement accounts. Shareholder accounts, in general, and qualified accounts, in particular, require an exceptional amount of shareholder communications and transfer agency services. The Company's wholly owned subsidiary, Pioneering Services Corporation ("Pioneering Services"), has been providing transfer agent and shareholder services to the U.S. Funds since 1985. At March 1, 1999, Pioneering Services employed 332 full-time personnel, including 64 employees who are located at its processing facility in Omaha, Nebraska.

     As shareholder servicing agent for the U.S. Funds, Pioneering Services has entered into agreements with each U.S. Fund (except Pioneer Interest Shares) pursuant to which it received in 1998 an annual active account fee of $22.75 for equity fund accounts, $30.00 for fixed-income fund accounts and $28.00 for money market fund accounts. Such agreements are subject to annual renewals which require the approval of the U.S. Funds' Boards, including a majority of members who are not "interested persons," and may be canceled by either party on 60 days' notice. Effective January 1, 1999, these annual fees were changed to $25.25 for equity fund accounts and $33.00 for fixed-income and money market fund accounts. For 1998, 1997 and 1996, Pioneering Services received revenues from service fees from the Funds and Pioneer Interest Shares (in 1996) as shown in the chart below:

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Service Fee Revenues.....................      $30.9            $27.0            $25.3

     In February 1997, Pioneer Ireland assumed responsibilities as sub-shareholder servicing agent for certain of the U.S. Funds, representing approximately 133,000 active shareholder accounts. In that capacity, Pioneer Ireland provides, under the direction of Pioneering Services, shareholder and transfer agency services to U.S. Fund shareholders who are citizens of Germany, Austria and Switzerland. Pioneer Ireland also provides similar services to the shareholders of the Irish Funds, representing approximately 31,000 active shareholder accounts.

     Trustee/Custodian. The Company acts as the trustee/custodian for accounts that are IRAs or other tax-qualified retirement accounts and receives an annual fee of $10 for each such account, payable by shareholders with such accounts, up to maximum annual fees of $20 for shareholders with multiple accounts of one plan type. Shareholders also have the option of paying a one-time fee of $100 in lieu of the annual account fee. During 1998, 1997 and 1996, the Company received fees in connection with its services as trustee/custodian as shown in the chart below:

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Trustee/Custodian Fees Received..........      $5.5             $4.4             $3.9

                         ------------------------------

     For more information on assets under management and sales of mutual fund shares for the five years ended December 31, 1998, and other industry segment information for the three years ended December 31, 1998, see "Assets Under Management at December 31," "Sales of Mutual Fund Shares" and Note 17 - Financial Information by Business Segment included under Notes to Consolidated Financial Statements, all of which are included in the 1998 Annual Report to Stockholders and are incorporated herein by reference.

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

     The distribution of mutual fund shares has been significantly affected by
(i) the growth in the number of funds available for sale, in particular, no-load funds, the shares of which are sold primarily through direct sales approaches without any sales charge, (ii) the evolution of service fees payable to broker-dealers that provide continuous services to their clients in connection with their investments in a mutual fund, (iii) the aggressive entry of banks and investment banking firms into the industry, and (iv) the development and implementation of complex distribution systems employing multiple classes of shares and master-feeder fund structures. Typically, the underwriter or distributor that pays a service fee is reimbursed by the mutual fund under a plan of distribution pursuant to Rule 12b-1 under the 1940 Act. All of the U.S. Funds distributed by Pioneer Distributor now pay such service fees to broker-dealers. See "Domestic Investment Management -- Distribution
Activities -- Distribution Plans" above.

     Success in the investment advisory and mutual fund share distribution businesses is substantially dependent on the U.S. Funds' investment performance. Good performance stimulates sales of the U.S. Funds' shares and tends to keep redemptions low. Sales of U.S. Funds' shares generate higher management fees and distribution revenues (which are based on assets of the U.S. Funds). Good performance also attracts private institutional accounts to Pioneer Management. Conversely, relatively poor performance results in decreased sales and increased redemptions of the U.S. Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company. In 1998, the performance of the U.S. Funds managed by Pioneer Management was generally competitive with comparable mutual funds offered by others and with relevant indices and benchmarks approved by the U.S. Funds' Boards.

     Shareholder Services. The shareholder services industry is extremely competitive. Pioneering Services believes that it is providing high quality shareholder services for the U.S. Funds and their shareholders at competitive rates. The Company believes that superior shareholder services are vital to success in this industry. While these services have historically been provided by banks and other institutions with greater resources than those of Pioneering Services or Pioneer Ireland, the Company believes that Pioneering Services and Pioneer Ireland generally outperform such competitors because they are dedicated exclusively to the provision of such services to the U.S. Funds and the Irish Funds and their respective shareholders, rather than to a number of different customers.

REGULATION

     Each of the U.S. Funds is registered under the 1940 Act and the Securities Act of 1933, as amended. As registered investment companies, the U.S. Funds are subject to extensive regulation governing all aspects of their operations. In addition to being subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Funds are also subject to certain limited regulation by the securities regulators in all 50 states and in the foreign jurisdictions in which several of the U.S. Funds are registered.

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

     Pioneer Management, as investment manager of the U.S. Funds, adviser to the Institutional Accounts and investment adviser to the Irish Funds, is registered pursuant to the Investment Advisers Act of 1940, as amended, and as such is subject to certain recordkeeping, SEC reporting, compensation and supervisory rules and regulations.

     Each of Pioneering Services and Pioneer Ireland, as transfer agent and sub-transfer agent, respectively, for the U.S. Funds, is registered as a transfer agent pursuant to the 1934 Act and as such is subject to SEC recordkeeping and reporting requirements and certain other rules and regulations.

     The SEC has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents and, in the event of a violation of applicable rules or regulations, may take action which could have a serious effect on Pioneer Management's, Pioneer Distributor's, Pioneering Services' or Pioneer Ireland's businesses.

     The Irish Funds are authorized by The Central Bank of Ireland under the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, 1989 (S.I. No. 78 of 1989) of Ireland.

                    PIONEER INTERNATIONAL FINANCIAL SERVICES

FINANCIAL SERVICES -- POLAND

     Polish Mutual Funds. In 1992, subsidiaries of the Company organized and began distributing units of Pioneer First Polish Trust Fund, the first mutual fund in Poland. Since 1992, the Company has organized three additional funds, Pioneer Aggressive Investment Trust Fund, Pioneer Interest Bearing Securities Trust and Pioneer Privatization Trust Fund (collectively, the "Polish Funds"). Pioneer First Polish Investment Fund Joint Stock Company ("Pioneer First Polish") serves as an investment manager and distributor of units of the Polish Funds. As compensation for its management services, Pioneer First Polish receives management fees of 2.00% per annum of average daily net assets. The Polish Funds are open-end trust funds established under, and regulated by, the Public Trading in Securities and Trust Funds Act of March 22, 1991, as amended. At March 1, 1999, Pioneer First Polish employed 103 full-time persons, including management and support staff. Pioneer First Polish is a wholly owned subsidiary of Pioneer International Corporation ("Pioneer

International"). At March 1, 1999, the Polish Funds had aggregate net assets of approximately $322 million. Sales of units of the Polish Funds in 1998, 1997 and 1996 were in the amounts shown in the chart below:

                                                 1998             1997            1996
                                             (IN MILLIONS)    (IN MILLIONS)   (IN MILLIONS)
                                             -------------    -------------   -------------
Aggregate Sales of Polish Funds............       $39             $203            $169

     Pioneer Financial Services Limited. In January 1992, the Company's subsidiary, Pioneer International, established Pioneer Financial Services Limited ("PFSL"), which was 50% owned by Pioneer International and 50% owned by Bank Polska Kasa Opieki, S.A. During the fourth quarter of 1998, Pioneer International acquired the remaining 50% of PFSL from Bank Polska Kasa Opieki, S.A. PFSL acts as the unitholder servicing agent for the Polish Funds. Pioneering Services provides ongoing support to PFSL. Under the terms of the agreements with the funds, PFSL receives annual fees equal to the Polish zloty ("PLN") equivalent of $21.00 per account. In 1998, such fees aggregated approximately PLN 16.4 million (approximately $4.7 million). At December 31, 1998, PFSL serviced approximately 275,000 unitholder accounts. At March 1, 1999, PFSL employed 117 full-time persons.

     Polish Brokerage Operations. In March 1996, Pioneer International acquired approximately 86% of Pioneer Polski Dom Maklerski, S.A., a Polish full-service brokerage operation ("PPDM"). Pioneer International now holds 80% of PPDM. PPDM provides brokerage services to Polish and U.S. institutions and Polish citizens. PPDM also provides investment advice, research and analysis and portfolio management and trading services.

     Polish Pension Fund Company. In October 1998, the Polish government granted to Pioneer Universal Pension Fund Company ("Pioneer Universal Pension"), a wholly owned subsidiary of the Company, a license to establish one of Poland's first universal pension fund societies. Initially capitalized with $10 million, Pioneer Universal Pension will manage pension assets accumulated in Pioneer Open Pension Funds, which operates in the second pillar of Poland's newly reformed pension system. Pioneer Universal Pension is licensed by the Pension Fund Supervisory Office in Poland under the Act on Organization and Operation of Pension Funds.

FINANCIAL SERVICES -- RUSSIA

     The Company's Russian investment operations, which include Pioneer First (Company for the Management of Investment Funds) and Pioneer Services, are consolidated under Pioneer Omega's subsidiary, Pioneer First Russia, Inc. ("PFR"). In 1996, PFR executed agreements with the International Finance Corporation ("IFC"), a member of the World Bank Group, pursuant to which IFC agreed to invest $4 million in PFR to acquire an 18.35% equity interest. This transaction was completed in early 1997. At March 1, 1999, PFR and its subsidiaries employed 69 persons.

     During the second quarter of 1998, the Company reported a significant loss from its Russian bank, Pioneer Bank. In response, the Company elected to discontinue operations of Pioneer Bank in the third quarter of 1998 and subsequently sold its share ownership of Pioneer Bank.

     In August 1998, the Russian government effectively defaulted on its internal debt and suspended trading in its government securities. These actions led to a severe lack of liquidity in the Russian equity market which severely impacted the Company's Russian investment management, venture capital and brokerage businesses.

     The Company adjusted the cost basis of certain of the securities of Pioneer First Investment Fund (the "First Investment Fund") in the third and fourth quarters of 1998, to reflect the lack of liquidity in the Russian equity market. These adjustments resulted in a net loss of $4.5 million. The First Investment Fund had over 2 million shareholders and approximately 125 portfolio investment as of March 1, 1999. A significant portion of the revenues of the First Investment Fund is lease revenue from the Meridian Commercial Towers in Moscow, for which Pioneer Real Estate Advisors, Inc., the Company's real estate management subsidiary, provides management services.

     Pioneer First serves as investment manager to the First Investment Fund and Pioneer First Unit Investment Fund, one of Russia's first open-end unit investment funds. Pioneer First Unit Investment Fund, which invests mainly in Russian government bonds, was launched in November 1996. Its operations were suspended in the third quarter of 1998. In November 1997, the Company launched its second open-end unit investment fund, Pioneer First Liquid Shares, which invests mainly in Russian equities. Pioneer Services, a domestic registrar and shareholder services company, serves as the registrar for the First Investment Fund and the unit investment funds.

     In the fourth quarter of 1998, as a result of the continuing Russian economic crisis, the Company determined that it would cease operating its Russian venture capital subsidiary, Pioneer Investments. In the first quarter of 1999, the Company decided to shut down its Russian brokerage subsidiary, Pioneer Securities.

     In 1998, 1997 and 1996, Russian financial services had revenues and net income (loss) from continuing operations as shown in the chart below:

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Revenues.................................     $ 10.3            $42.2            $ 6.1
Net Income (Loss)........................     $(13.0)           $ 5.8            $(2.3)

FINANCIAL SERVICES -- CZECH REPUBLIC

     In 1995, subsidiaries of the Company organized and began distributing Pioneer Czech Investment Company Trust Fund (the "Pioneer Czech Fund") in the Czech Republic. Pioneer Czech Investment Company, a.s. ("Pioneer Czech"), a wholly owned subsidiary of Pioneer International, serves as investment adviser and distributor of participation certificates in the Pioneer Czech Fund. As compensation for its management services, Pioneer Czech receives management fees of 2% of average daily net assets. Pioneer Czech is regulated by the newly established Czech Securities and Exchange Commission in accordance with the new Securities Commission Act, Securities Act and Investment Company and Investment Funds Act. Pioneer Czech employs 26 full-time persons. As of March 1, 1999, the Pioneer Czech Fund had net assets with a market value of approximately $61 million. The Company has a second Czech subsidiary, Pioneer Czech Financial Company s.r.o., which provides distribution services generally and which also distributes the Irish Funds in the Czech Republic.

OTHER INVESTMENT MANAGEMENT INITIATIVES

     India. Pioneer Management owns 47.61% of Kothari Pioneer AMC Ltd. ("Kothari Pioneer"), an Indian company, which serves as investment adviser, distributor and shareholder servicing agent to 18 private sector mutual funds for Indian citizens. These funds had aggregate net assets of approximately $109 million at March 1, 1999.

     Taiwan. The Company is a 10% investor in a joint venture in Taiwan, which was organized to manage and distribute investments in investment companies to Taiwanese investors.
                         ------------------------------

                           PIONEER GLOBAL INVESTMENTS

GOLD MINING BUSINESS

  SUMMARY

     The results of the gold mining business are substantially attributable to the operations of Teberebie Goldfields Limited ("TGL"), the principal operating subsidiary of the Company's indirect wholly owned subsidiary, Pioneer Goldfields Limited, a corporation organized under the laws of Guernsey, Channel Islands, which conducts mining and exploration activities in the Republic of Ghana and exploration activities elsewhere in Africa. Pioneer Goldfields' principal asset is its ownership of 90% of the outstanding shares of TGL. TGL, a corporation organized under the laws of the Republic of Ghana, is engaged in the exploration, mining, and processing of gold ore on a mining concession located in the Western Region of the Republic of Ghana. The Republic of Ghana holds the remaining 10% ownership interest in TGL. Gold mining results are also affected by the exploration activities in the Russian Far East of Closed Joint Stock Company "Tas-Yurjah Mining Company," a Russian company in which the Company has a 95% beneficial interest. Exploration costs are charged to operations as incurred.

     TGL shipped approximately 253,000 ounces of gold in 1998, contributing $77.3 million to the Company's revenues. In 1997 and 1996, TGL shipped approximately 263,000 and 203,000 ounces of gold, respectively. A three-year financial summary for the gold mining business segment is shown below:

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Revenues.................................     $ 77.3           $ 89.5           $ 78.3
Net Income (Loss)........................     $(19.8)          $ (2.8)          $  2.6
Total Assets.............................     $131.4           $152.9           $149.6

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

     Gold Reserves. Reserves (proven and probable categories) represent that portion of TGL's resource which can be reasonably assumed to be economically and legally extracted based on demonstrated practice or detailed tests and studies. In the fourth quarter of 1998, TGL identified the source of lower than expected heap leach recoveries. Compared with the predominant material processed since project inception, the more recently processed ore is inherently less weathered and harder, adversely affecting crusher throughput and availability. The Company now believes that the hardness of the ore also contributed to lower than expected crusher production in the second and fourth quarters of 1998. Based on TGL's existing heap leach technology, this ore exhibits a significantly longer leach cycle and yields extraction values below historical rates. Testing work conducted by TGL personnel to date has confirmed that acceptable extraction values are achievable at liberation sizes below those feasible by present crushing methods. TGL has determined that the high incidence of the less weathered and harder ore will necessitate a transition from heap leaching to conventional milling. A comprehensive testing program is nearing completion, which delineates the recovery characteristics of this ore and identifies both its location and frequency in the current pit design.

     As a result of this new finding, TGL is currently developing a new mine plan which will: (i) synthesize the results of the comprehensive testing program, (ii) incorporate a new, modified pit design, and (iii) specify the equipment necessary to efficiently process the less weathered ore. Until the new mine plan is complete, TGL cannot quantify its effect on previously reported proven and probable in situ mineable reserves of 5.9 million ounces or on annual production levels. TGL anticipates, however, that proven and probable in situ mineable reserves will be reduced.

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

     TGL processes its ore using a conventional heap leach operation at three locations on the Teberebie concession: the East, West, and South Plants. Each plant was developed during successive phases of project development (see "Development and Expansion" below). Ore is crushed in the near-pit gyratory crusher, which serves as the primary crusher for the West Plant and the South Plant. A jaw crusher, with a capacity of 3.0 million tonnes per year, continues to be the primary crusher for the East Plant. Cement is added to the crushed ore to bind the ore and to raise its alkalinity to a level conducive to cyanide leaching. The agglomerate of ore and cement is then placed on a heap leach and is then treated with a diluted cyanide solution that percolates through the material dissolving the gold. The diluted cyanide solution containing the dissolved gold drains into collection ponds. From there, the solution is pumped to an adjacent adsorption desorption refinery plant (the "ADR Plant") where it passes through a series of activated carbon adsorption columns. The gold contained in the solution is adsorbed onto the carbon and the solution is then recirculated to the barren solution pond where it is refortified with sodium cyanide. Gold is then chemically stripped from the carbon adsorption columns and recovered from the stripper solution by electrowinning onto stainless steel cathodes. The cathodes are removed approximately every two weeks at each ADR Plant, at which time the gold sludge is washed off and dried. The sludge is then mixed with flux and smelted to produce dore.

     Gold Production and Sales. TGL began shipping gold in October 1990. In the second quarter of 1991, the mine reached then commercially feasible production levels (about 1,000 ounces per week), and reached full production levels (about 2,000 ounces per week) during the fourth quarter of 1991. Set forth below is a chart showing TGL's gold shipments for the years ended December 31, 1998, 1997 and 1996:

                                                     1998        1997        1996
                                                   (OUNCES)    (OUNCES)    (OUNCES)
                                                   --------    --------    --------
TGL Gold Shipments...............................  253,000     263,000     203,000

     The average realized price of gold sold by TGL during 1998, 1997 and 1996 was $305, $340 and $385 per ounce, respectively. With the exception of 1998 and 1997, the average realized price was based on the market spot price of gold at the time of sale. In 1998 and 1997, the average realized price of gold includes proceeds from the sale of floor program options of $12 per ounce and $15 per ounce, respectively. Spot prices of gold fluctuate widely and are affected by a number of factors including supply and demand, inflation expectations, the strength of the U.S. dollar and interest rates.

     At present, TGL does not enter into forward gold sales or otherwise engage in gold price hedging. In the fourth quarter of 1996, TGL entered into a series of put options which secured a minimum selling price of $340 per ounce to cover 1997 estimated production. In May 1997 and April 1998, TGL purchased additional put options at exercise prices of $320 and $305 per ounce, respectively, to cover estimated production for the respective four months ended April 28, 1998 and the five months ended September 28, 1998. During 1997 and

1998, when the market spot price of gold declined below the exercise price of the options, the Company continued to ship gold to refineries and sold the put options, receiving payment for the difference between the market spot price of gold and the exercise price. As a result of low prevailing market prices, the Company was unable to secure an acceptable floor program exercise price beyond September 1998. The Company may consider additional hedging strategies if and when it deems circumstances appropriate.

     TGL's cash costs per ounce and total costs per ounce for 1998, 1997 and 1996 are summarized on the following table:

                                                          1998    1997    1996
                                                          ----    ----    ----
Cash Costs Per Ounce....................................  $284    $230    $266
Total Costs Per Ounce...................................  $409    $337    $361

     More information on TGL's 1998 production and operations is set forth in the 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Results of Operations -- Pioneer Global Investments -- Gold Mining Business -- Gold Production and Costs," which information is incorporated herein by reference.

     Development and Expansion. TGL has completed three major capital expenditure programs at the Teberebie mine to date, designated Phase I, Phase II and Phase III. Phase I included the development of the mine site and the construction of the crushing and processing facility known as the East plant. Phase II, which was completed in 1994, included the construction of a crushing and processing facility that replicated the East plant and is known as the West plant. Phase III, which was completed in 1997, included a further heap leach operation and a near-pit gyratory crushing facility which acts as a primary crushing facility for both the existing West Plant and the new South Plant. The Phase III expansion plan did not require the construction of a third ADR Plant to support the South Plant. Instead, the existing ADR Plant at the West Plant was upgraded with a second carbon adsorption train and a modified stripping circuit. The first gold pour associated with the South Plant occurred in April 1997, but the plant was not fully operational until the fourth quarter of 1997.

     Customers. During the year ended December 31, 1998, gold sales aggregated $77.3 million. During 1998, gold shipments from TGL in Ghana to two unaffiliated European refiners (Johnson Matthey Plc and Metaux Precieux SA Metalor) accounted for $38.5 million and $35.7 million, respectively, of total sales, or 96% of such sales. Because of the worldwide demand for gold, the Company does not believe that the loss of such customers would have a material adverse effect on the Company or its subsidiaries. The remaining 4% of sales related to the sales of put options associated with TGL's gold price floor program and the sale of carbon residue with gold value to a Ghanaian firm.

     Employees. At March 1, 1999, TGL had 1,389 employees, 1,354 of whom are Ghanaians. The terms of employment and compensation for junior TGL staff, known as monthly rated employees, are determined pursuant to a collective bargaining agreement between TGL and the Ghana Mineworkers' Union. The terms of the collective agreement (other than pay levels) are negotiated every three years. Pay levels are negotiated annually. Because of general depression in the gold industry, negotiations of the three-year collective bargaining agreement were deferred six months to January 1, 1999. Although a new agreement had not been executed by March 1999, the existing agreement remains in effect until TGL and the Ghana Mineworkers' Union conclude negotiations. TGL experienced a two-day work stoppage in 1996. The work stoppage was related to two employee dismissals resulting from a determination by TGL and local union officials that the employees had violated the disciplinary code. The union did not organize the work stoppage, and the work stoppage did not have a material effect on TGL's operations. TGL continues to believe that its relations with its employees are good.

     Regulation and Taxation. Mining activities in the Republic of Ghana are governed by PNDCL 153, the Minerals and Mining Law of 1986 (the "MML").

     The Republic of Ghana is currently developing a system of environmental regulation that applies to TGL's operations. However, it has always been a strategic objective of the Company to minimize the effects of its subsidiaries' mining operations on the environment. TGL has developed an overall environmental action plan, a reagent spill management plan, a decommissioning plan and has initiated site rehabilitation and revegetation studies. The Company cannot determine at this time the effect, if any, the new regulations may have on TGL's operations.

     In the first quarter of 1994, the Republic of Ghana enacted the Minerals and Mining (Amendment) Act of 1994, which reduced the income tax rate for mining companies from 45% to 35%. Pursuant to the terms of the MML, income taxes may be deferred until recovery of capital investment. Accordingly, deferred taxes at December 31, 1998, 1997 and 1996, were $-0-, $7.6 million and $9.6 million, respectively. Income taxes were deferred during all of 1996, 1997 and 1998. Deferred taxes decreased during the last two years principally as a result of operating losses. Income tax payments to the Republic of Ghana since the inception of the project aggregate approximately $20.2 million.

     Insurance. The Company maintains $76.5 million of "political risk" insurance principally from the Overseas Private Investment Corporation ("OPIC"), covering 90% of its equity and loan guarantees. This insurance also covers 90% of the Company's proportionate share of TGL's cumulative retained earnings and parent debt. The OPIC debt and equity coverage is presently limited to a ceiling of $74.1 million. In 1998, the Company increased the ceiling by about $11 million to cover parent debt. The Company also secured $9 million foreign exchange exposure insurance from another source to hedge 90% of its exposure to a limited recourse provision contained in the OPIC Phase III expansion financing. In addition to other commercial insurance coverage, TGL has secured business interruption coverage of up to $40.6 million for losses associated with machinery breakdown and property damage and to defray continuing infrastructure and interest costs.

     Recent Developments. In October 1998, the Company engaged the services of an investment banking firm to sell Pioneer Goldfields, including its African exploration rights and its 90% equity interest in TGL, Pioneer Goldfields' operating subsidiary. Upon completion of the new mine plan, an offering document will be finalized for circulation to a select group of potential buyers.

     For more information on recent developments affecting production and reserves, see "Gold Reserves" above.

  EXPLORATION ACTIVITIES OF PIONEER GOLDFIELDS

     Since the end of 1993, in addition to continuing to develop the Teberebie mine, Pioneer Goldfields has increased its exploration activities in the Republic of Ghana and in other African countries. These activities are currently conducted by TGL in Ghana and by Pioneer Goldfields in Niger. In 1997, Pioneer Goldfields discontinued exploration activities in Zimbabwe and is in the process of dissolving its Zimbabwe-registered company, Lobengula Exploration and Mining Company, Ltd. In 1998, Pioneer Goldfields incurred exploration costs of approximately $1.8 million, approximately $1.4 million of which related to exploration activities outside of Ghana. In 1997, Pioneer Goldfields incurred exploration costs of approximately $1.9 million, approximately $1.7 million of which related to exploration activities outside of Ghana.

  EXPLORATION ACTIVITIES OF TAS-YURJAH MINING COMPANY

     In 1994, the Company entered into a joint venture, Closed Joint Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), with a Russian company to explore potential gold mining properties in the Khabarovsk Territory of the Russian Far East. The Company currently owns a 94.5% direct interest and a 0.59% indirect interest in Tas-Yurjah. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). Tas-Yurjah plans to conduct drilling and geochemical and geological surveys to further examine anomalies located in the licensed area during 1999. At December 31, 1998, the Company had expended approximately $5.4 million for exploration work related to Tas-Yurjah, of which $1.5 million had been expended in 1998.

TIMBER BUSINESS

     The Company holds a majority controlling interest in three companies located in the Khabarovsk Territory of the Russian Far East, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"), Closed Joint-Stock Company "Amgun-Forest" ("Amgun-Forest") and Closed Joint-Stock Company "Udinskoye" (Udinskoye"). The Company has consolidated its ownership of these three companies under its wholly owned subsidiary, Pioneer Forest, Inc. ("Pioneer Forest"). Of the three companies, Forest-Starma is the only company currently engaged in timber operations. Forest-Starma, which is located on Siziman Bay in the Vanino district of the Khabarovsk Territory, has developed a modern logging camp, including a harbor facility, from which it exports timber to markets in the Pacific Rim, primarily Japan and South Korea.

     Leasehold and Cutting Rights. Forest-Starma, Amgun-Forest and Udinskoye have each entered into long-term lease arrangements that provide significant leasehold acreage and annual cutting rights. In the aggregate, the three subsidiaries have leasehold rights comprising 1,076,500 hectares (approximately
2.7 million acres), with annual cutting rights of approximately 1.2 million cubic meters. Forest-Starma is actively engaged in negotiations to expand its existing leasehold. The current leasehold rights of each of the projects are set forth below:

                                 FOREST-STARMA    AMGUN-FOREST    UDINSKOYE
                                 -------------    ------------    ---------
Hectares (acres)...............     390,100           485,400      201,000
                                   (964,000)       (1,200,000)    (497,000)
Annual Cutting Rights (m(3))...     555,000           350,000      300,000

     Ownership Structure. Pioneer Forest currently has a 97% direct interest in Forest-Starma. The Company has signed agreements to acquire an additional 3% direct interest in Forest-Starma. The transfer is currently awaiting regulatory approvals. Pioneer Forest has an 80.6% direct interest and the Company has a 7.9% indirect interest in Amgun-Forest. Pioneer Forest has a 72% direct interest and the Company has a 11.76% indirect interest in Udinskoye.

     Timber Operations. Timber is harvested at Forest-Starma according to international sustainable development standards using advanced planning and implementation of the best available management practices as defined in the U.S. Forest Service stewardship guidelines and the United Nations Conference on Environment and Development principles. Five production crews consisting, in aggregate, of four harvesters, eight skidders, and five processors form the nucleus of the logging operation. The harvesters cut the trees which are then skidded to five processors which delimb and buck the timber into logs. The logs are hauled on company constructed roads by log trucks approximately 50 kilometers to a lower landing log yard for sorting and scaling prior to shipment. The lower landing is equipped with log loaders and other equipment necessary for maintaining the log yard and delivering sorted logs to the harbor for shipment. Sorted logs are delivered to the harbor based upon a manifest received from Forest-Starma's marketing agent, Rayonier, Inc. The logs are then delivered to the dock and placed on ships by crane. Forest-Starma has constructed and maintains a self-contained camp with living quarters for between 250 and 300 workers, a modern maintenance and parts facility, on site offices and sophisticated communications equipment.

     Timber Production. Timber harvesting commenced in the first quarter of 1995 and the first shipments of timber totaling approximately 30,000 cubic meters occurred in the third and fourth quarters of 1995. In 1996, Forest-Starma shipped approximately 133,000 cubic meters of timber. Since the project was still in the development phase, the related revenues of $10.1 million were used partially to offset capitalized interest and development costs. In January 1997, Forest-Starma commenced commercial production of timber and amortization of deferred development costs. During 1997, Forest-Starma produced and shipped 257,000 cubic meters and 194,000 cubic meters of timber, respectively. During 1998, Forest-Starma produced and shipped 248,000 cubic meters and 280,000 cubic meters of timber, respectively. A three-year financial summary for the timber business segment is shown below:

                                               1998             1997             1996
                                           (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                           -------------    -------------    -------------
Revenues.................................     $ 10.5            $11.9            $  --
Net Income (Loss)........................     $(18.7)           $(6.7)           $(0.5)
Total Assets.............................     $ 52.9            $51.0            $43.4

     Customers. In 1998, Forest-Starma shipped 45% of its timber to seven unaffiliated customers in Japan and 55% of its timber to seven unaffiliated customers in South Korea.

     Employees. At March 1, 1999, Forest-Starma had 604 Russian employees. In addition, expatriate employees and consultants of the Company's employment company subsidiary are seconded to Forest-Starma. Such employees are not unionized nor are they a party to a collective bargaining agreement. Salaries are determined annually based on the prevailing market prices for timber industry employees within the region.

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

U.S. AND CENTRAL EUROPE VENTURE CAPITAL

  U.S. VENTURE CAPITAL OPERATIONS

     The Company was engaged in venture capital investment and management in the U.S. for a number of years through its wholly owned subsidiary, Pioneer Capital Corporation ("Pioneer Capital"), a majority-owned limited partnership, Pioneer Ventures Limited Partnership ("PVLP"), and Pioneer Ventures Limited Partnership II ("PVLP II"), an institutional investor fund in which the Company had a 14% interest. In March 1999, the Company sold the investment assets held by Pioneer Capital and PVLP and its interest in PVLP II. More information on the Company's sale of its direct investments and indirect interests of its U.S. venture capital business is set forth in the 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Pioneer Global
Investments -- 1998 Compared to 1997 and 1996," which information is incorporated herein by reference.

  POLISH VENTURE CAPITAL OPERATIONS

     In 1995, the Company's wholly owned subsidiary, Pioneer International Corporation ("Pioneer International"), organized two limited partnerships, Pioneer Poland U.S. L.P. ("PPUSLP") and Pioneer Poland U.K. L.P. ("PPUKLP"), for the purpose of raising funds for venture capital investment in Poland. Pioneer International's wholly owned subsidiaries, Pioneer Poland U.S. (Jersey) Ltd. and Pioneer Poland U.K. Ltd., are the general partners of PPUSLP and PPUKLP, respectively. During 1995, PPUSLP and PPUKLP (collectively, the "Pioneer Poland Fund") raised $60 million in commitments from U.S. and

European investors. The Company has invested approximately $2.5 million in each limited partnership. This investment provides the Company with a 7% indirect interest in PPUSLP and a 9% indirect interest in PPUKLP. At December 31, 1998, Pioneer Poland Fund held investments valued at approximately $27.5 million in 9 privately held Polish companies, had committed contractually to invest an additional $3 million in these companies and had reserved an additional $3.1 million for future financing rounds of the existing portfolio. The responsibilities for managing the Pioneer Polish Fund are shared by Pioneer Management (Jersey) Ltd. and Pioneer Investment Poland Ltd., each of which is a wholly owned subsidiary of Pioneer International. The limited partners of PPUSLP and PPUKLP have approved a reorganization of the partnerships, which would substitute a single general partner for the two current ones. This reorganization would have no effect on the Company's legal rights or economic interests in the partnerships.

REAL ESTATE MANAGEMENT AND ADVISORY SERVICES

     In 1996, the Company established Pioneer Real Estate Advisors, Inc. ("Pioneer Real Estate") to provide real estate advisory and management services to institutional investors and corporations in the U.S. and in Central and Eastern Europe, primarily Russia and Poland. Pioneer Real Estate is based in Boston and conducts its operations in Russia through a representative office in Moscow and in Poland through a wholly owned subsidiary. Pioneer Real Estate is currently pursuing two primary objectives. First, it seeks to invest and manage capital in the commercial real estate markets of Central and Eastern Europe on behalf of pooled investment vehicles, individual institutional investors and the Company. Second, it seeks to provide advisory services, including property management, facilities management, development management and feasibility and valuation analysis, to the pooled investment vehicles it manages and to third parties.

     In Poland, Pioneer Real Estate is developing a $60 million Polish real property fund (the "Polish Real Estate Fund") to invest in a diversified portfolio of commercial real estate in Poland, including office space, warehouse/distribution centers and retail centers. Pioneer Real Estate Advisors Poland Sp. z o.o., a limited liability company that Pioneer Real Estate established in 1996, will provide professional real estate investment advice to the Polish Real Estate Fund. Pioneer Real Estate has committed to invest $2 million in the Polish Real Estate Fund and has been conducting extensive negotiations for the balance of the equity commitments.

     In May 1998, Pioneer Real Estate, together with its partner, Banc One Capital Corporation, established an OPIC-sponsored pooled investment vehicle (the "PBO Property Fund") that will invest in commercial property projects in Central and Eastern Europe and the newly independent states of the former Soviet Union. The PBO Property Fund will be funded with up to $80 million of equity investments from institutional investors and up to $160 million of debt financing guaranteed by OPIC. Pioneer Real Estate has committed to invest $4 million in the PBO Property Fund. During the second half of 1998, the PBO Property Fund began seeking capital commitments from investors, and Pioneer Real Estate expects to close this fund by the end of 1999.

     Pioneer Real Estate, through its representative office in Moscow, manages the Meridian Commercial Towers, an 18 story office tower located in Northern Moscow, which is owned by the First Investment Fund. As of March 1, 1999, Pioneer Real Estate had 25 employees.

METALS VENTURES

     Since 1991, a subsidiary of the Company, Pioneer Metals and Technology, Inc., has been involved in a development-stage business in Russia, through its subsidiary, for the manufacture, production and sale of powdered metals, permanent magnets and various trading endeavors. To date, the metals ventures have not had a material impact on the Company's financial results.

COMPETITION

     Venture Capital. The venture capital industry both in the United States and abroad is extremely competitive. In the process of investing and attempting to raise funds from entities other than the Company, the Company's venture capital subsidiaries must compete with a large number of venture capital firms, many of which have substantially larger staffs, more experience in raising funds, and more capital to invest.

     Real Estate Management and Advisory Business. The real estate management and advisory business both in the United States and abroad is extremely competitive. Pioneer Real Estate must compete with a large number of real estate firms, many of which have been in existence for many years and have substantially more resources than those available to Pioneer Real Estate.

                                   EMPLOYEES

     Throughout its three strategic business units the Company has a total of 3,300 employees worldwide, including 665 at its headquarters in Boston and 1,389 at the TGL mine in Ghana. The Company believes that it has good relations with its employees in all worldwide locations.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Annual Report on Form 10-K, including information with respect to the Company's plans and strategies for its three strategic business units, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "projects," "estimates" and similar expressions are intended to identify forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are set forth in the 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Future Operating Results" which is hereby incorporated by reference.

                                   YEAR 2000

     A description of the Company's plans with respect to the Year 2000 transition is set forth in the 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000," which is hereby incorporated by reference.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company's principal properties are its headquarters in Boston, its gold mine concession in Ghana, and its timber production facilities in the Russian Far East, each as more fully described below. Additionally, the Company leases properties in several locations for its financial services operations, including Poland, Ireland, the Czech Republic, Russia, Germany and Switzerland.

     The Company and its subsidiaries conduct their principal operations from leased premises with approximately 163,241 square feet at 60 State Street, Boston, Massachusetts, under two leases. The first to expire of these leases (which covers substantially all of the space) expires in 2002, with two five-year renewal options. The rent expense for these premises was approximately $4.6 million in 1998. After a recently completed expansion, the Company believes that its facilities are adequate for its current needs and that additional space will be available as needed.

     TGL conducts mining operations in Tarkwa, Ghana. The Republic of Ghana has granted TGL land concessions of approximately 42 square kilometers. The operating facilities included on the mine site include approximately 48 housing and office buildings, one gyratory crusher, two three-stage crushing plants, one four-stage crushing plant, heap leaching facilities and ponds, two processing plants and refineries, a clinic, a laboratory, a warehouse and an eight-bay maintenance shop for heavy equipment. TGL believes that its facilities are generally in a state of good repair and adequate for its current needs and that additional facilities will be constructed as needed.

     The Company's 97%-owned subsidiary, Forest-Starma, is pursuing the development of timber production in the Khabarovsk Territory of Russia under three long-term (49 years) leases comprising 390,100 hectares (approximately 964,000 acres) in the aggregate with annual cutting rights of 555,000 cubic meters. Amgun-Forest and Udinskoye, the Company's other majority-owned Russian timber ventures, each have a long-term lease (49 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters. The Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters.

ITEM 3.  LEGAL PROCEEDINGS.

     There are no material legal proceedings to which the Company or its subsidiaries is a party or of which any of their property is subject, other than ordinary routine litigation incidental to the Company's businesses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below are the names and ages of the executive officers of the Company, and a description of the positions and offices each holds with the Company and its significant subsidiaries.

                 NAME                    AGE   POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
                 ----                    ---   -----------------------------------------------------------
John F. Cogan, Jr......................  72    President, Chief Executive Officer and Chairman of the
                                               Board of the Company since 1962. Chairman of Pioneer
                                               Management since 1993 and President of Pioneer Management
                                               from 1962 to 1993. Director of Pioneer Management since
                                               1962. Chairman and Director of Pioneer Distributor.
                                               Chairman, President and Trustee of each of the registered
                                               investment companies in the Pioneer Family of Mutual Funds.
                                               President and Director of Pioneer International, Pioneer
                                               Omega and Pioneer First Russia. Director of Pioneering
                                               Services, Pioneer Real Estate, First Investment Fund and
                                               Pioneer Forest. Chairman and Director of Pioneer
                                               Goldfields, TGL, and Forest-Starma. Chairman of Supervisory
                                               Board of Pioneer First Polish, Pioneer Czech and Pioneer
                                               Fonds Marketing. Director of Pioneer Ireland and each of
                                               the Irish Funds. Chairman of Global Funds Distributor.
                                               Member of Supervisory Board of Pioneer Universal Pension.
                                               Senior Partner of the Boston law firm, Hale and Dorr LLP,
                                               counsel to the Company.

John A. Boynton........................  45    Executive Vice President and Chief Financial Officer of the
                                               Company since 1998. Treasurer of the Company, Pioneer
                                               Distributor, Pioneer Management, Pioneering Services,
                                               Pioneer International, Pioneer Real Estate, Pioneer Omega
                                               and Pioneer First Russia. Treasurer of each of the
                                               registered investment companies in the Pioneer Family of
                                               Mutual Funds. Previously, Senior Vice President of The
                                               Quaker Oats Company.

Stephen G. Kasnet......................  53    Executive Vice President of the Company since 1998.
                                               President of the Company's business unit, Pioneer Global
                                               Investments, since 1998. Vice President of the Company
                                               since 1995. President of Pioneer Real Estate since January
                                               1996. Director of Pioneer Real Estate, Pioneer Goldfields,
                                               TGL and Pioneer Forest. Trustee and Vice President of
                                               Pioneer Real Estate Shares and Vice President of Pioneer
                                               Variable Contracts Trust. Previously, Managing Director,
                                               First Winthrop Corporation and Winthrop Financial
                                               Associates. Chairman of the Board of Warren Bancorp and
                                               Warren Five Cents Savings Bank and Director of Bradley Real
                                               Estate, Inc.

Alicja K. Malecka......................  52    Executive Vice President of the Company since 1998.
                                               President of the Company's business unit, Pioneer
                                               International Financial Services, since 1998. Vice
                                               President of the Company since 1992. Senior Vice President of Pioneer International and Vice President of Pioneer Real
                                               Estate. Director and Vice President of Pioneer First Russia
                                               and Director of First Investment Fund. President of Pioneer
                                               First Polish and the Polish Funds. Member of the
                                               Supervisory Board of PFSL, Pioneer Czech and Pioneer
                                               Universal Pension.

                 NAME                    AGE   POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
                 ----                    ---   -----------------------------------------------------------
William H. Smith, Jr...................  63    Executive Vice President -- Global Operations and
                                               Technology of the Company since 1998. Vice President of the
                                               Company and Director of Pioneering Services since 1985.
                                               Vice President and Director of Pioneer International.
                                               Director of Pioneer Ireland and each of the Irish Funds.
                                               Member of the Supervisory Board of PFSL.

David D. Tripple.......................  55    Executive Vice President of the Company since 1986.
                                               President of the Company's business unit, Pioneer
                                               Investment Management, since 1998. Director of the Company since 1986. President of Pioneer Management since 1993 and
                                               Director of Pioneer Management since 1986. Executive Vice
                                               President and Chief Investment Officer of Pioneer
                                               Management from 1986 to 1993. Executive Vice President and
                                               Trustee of each of the registered investment companies in
                                               the Pioneer Family of Mutual Funds. Director of Pioneer
                                               Distributor, Pioneer International, Pioneer Real Estate,
                                               Pioneer First Russia, Pioneer Omega, Pioneer Ireland and
                                               each of the Irish Funds. Member of Supervisory Board of
                                               Pioneer First Polish and Pioneer Czech.

Timothy T. Frost.......................  43    Senior Vice President -- Corporate Planning and
                                               Communications of the Company since 1998. Vice President of the Company since 1995. Director and Vice President of
                                               Pioneer Omega and Director of Pioneer First Russia and
                                               First Investment Fund. Senior Vice President of Pioneer
                                               International. Vice President of Pioneer Real Estate.
                                               Previously, Managing Director of Financial Services
                                               Volunteer Corps.

Robert P. Nault........................  35    Senior Vice President of the Company since 1998. General
                                               Counsel and Assistant Secretary of the Company since 1995.
                                               Assistant Secretary of each of the registered investment
                                               companies in the Pioneer Family of Mutual Funds, Pioneer
                                               Management, Pioneer Distributor, Pioneering Services,
                                               Pioneer International, Pioneer Omega, Pioneer First Russia
                                               and Pioneer Goldfields. Secretary of Pioneer Real Estate
                                               and Pioneer Forest. Previously, Junior Partner of the
                                               Boston law firm, Hale and Dorr LLP, counsel to the Company.

Joseph P. Barri........................  52    Secretary of the Company since 1978. Secretary of each of
                                               the registered investment companies in the Pioneer Family
                                               of Mutual Funds, Pioneer Management, Pioneer Distributor,
                                               Pioneering Services, Pioneer Omega, Pioneer First Russia
                                               and Pioneer International. Senior Partner of the Boston law
                                               firm, Hale and Dorr LLP, counsel to the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Incorporated by reference from the 1998 Annual Report to Stockholders under the caption "Quarterly Financial Data."

ITEM 6.  SELECTED FINANCIAL DATA.

     Incorporated by reference from the 1998 Annual Report to Stockholders under the caption "Five Year Summary of Selected Financial Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Incorporated by reference from the 1998 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Incorporated by reference from the 1998 Annual Report to Stockholders under the caption "Market Risk Disclosure."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Incorporated by reference from the 1998 Annual Report to Stockholders under the caption "Consolidated Financial Statements and Notes to Consolidated Financial Statements" and "Report of Independent Public Accountants."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers," "Election of Directors," "Directors' Meetings and Fees," "Committee Meetings," "Executive Compensation," "Stock Option Grants and Exercises," "Certain Transactions" and "Compliance with Section 16 of the Securities Exchange Act of 1934." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are included as part of this Annual Report on Form 10-K.

1.  FINANCIAL STATEMENTS:

   Report of Independent Public Accountants....................    31*
   Consolidated Statements of Operations for the Three years
     Ended December 31, 1998...................................    32*
   Consolidated Balance Sheets as of December 31, 1998 and
     1997......................................................    33*
   Consolidated Statements of Changes in Stockholders' Equity
     for the Three Years Ended December 31, 1998...............    34*
   Consolidated Statements of Cash Flows for the Three Years
     Ended December 31, 1998...................................    35*
   Notes to Consolidated Financial Statements..................    36*

---------------

* Refers to page number in 1998 Annual Report to Stockholders. Each such financial statement or report is hereby incorporated herein by reference to the 1998 Annual Report to Stockholders which is filed as an exhibit to this Annual Report on Form 10-K.

2.  FINANCIAL STATEMENT SCHEDULES:

     All financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

3.  EXHIBITS:

     The exhibits filed with or incorporated into this Annual Report on Form 10-K are listed on the "Index to Exhibits" below.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

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

         SIGNATURE                          TITLE                     DATE
         ---------                          -----                     ----

  /s/ JOHN F. COGAN, JR.      Principal Executive Officer and    March 30, 1999
----------------------------  Director
    JOHN F. COGAN, JR.

    /s/ JOHN A. BOYNTON       Principal Financial Officer and    March 30, 1999
----------------------------  Principal Accounting
      JOHN A. BOYNTON

   /s/ ROBERT L. BUTLER       Director                           March 30, 1999
----------------------------
     ROBERT L. BUTLER

   /s/ MAURICE ENGLEMAN       Director                           March 30, 1999
----------------------------
     MAURICE ENGLEMAN

   /s/ ALAN J. STRASSMAN      Director                           March 30, 1999
----------------------------
     ALAN J. STRASSMAN

   /s/ JASKARAN S. TEJA       Director                           March 30, 1999
----------------------------
     JASKARAN S. TEJA

   /s/ DAVID D. TRIPPLE       Director                           March 30, 1999
----------------------------
     DAVID D. TRIPPLE

   /s/ JOHN H. VALENTINE      Director                           March 30, 1999
----------------------------
     JOHN H. VALENTINE

                               INDEX TO EXHIBITS

EXHIBIT NO.                                   EXHIBIT
-----------                                   -------
 3.1(17)       --   Certificate of Incorporation, as amended
 3.2(1)        --   By-Laws, as amended
10.1(15)       --   Form of Management Contract with Pioneer Mutual Funds
10.2(15)       --   Form of Investment Company Service Agreement with Pioneer
                    Mutual Funds
10.3(1)(7)     --   Retirement Benefit Plan and Trust
10.4(5)(7)     --   1988 Stock Option Plan, as amended
10.5(5)        --   Lease, dated as of July 3, 1991, between the Trustees of 60
                    State Street and the Company
10.6(2)(7)     --   Form of Employment Agreements with Regional Vice Presidents
10.7(22)       --   Revised Form of Underwriting Contract with Pioneer Funds
10.8(3)(7)     --   1990 Restricted Stock Plan
10.9(4)        --   Deed of Warranty, dated December 3, 1987, between the
                    Government of Republic of Ghana, Teberebie Goldfields
                    Limited and The Pioneer Group, Inc.
10.10(4)       --   Lease, dated February 2, 1988, between the Government of the
                    Republic of Ghana and Teberebie Goldfields Limited
10.11(4)       --   Map of Mining Operations in Tarkwa, Ghana
10.12(6)       --   Refining Agreement, dated as of August 23, 1993, between
                    Teberebie Goldfields Limited and Metalor
10.13(6)       --   OPIC Contract of Insurance Against Inconvertibility,
                    Expropriation and Political Violence between OPIC and
                    Pioneer Goldfields Limited, dated August 12, 1993
10.14(6)       --   Credit Agreement, dated as of June 1, 1993, between
                    Teberebie Goldfields Limited and Skandinaviska Enskilda
                    Banken
10.15(8)       --   Agreement, dated May 10, 1994, between Teberebie Goldfields
                    Limited and Johnson Matthey PLC
10.16(8)       --   Contract, dated May 30, 1994, among Timber Harvesting
                    Equipment Sales, Inc., Joint-Stock Company "Forest-Starma"
                    and the Company
10.17(8)       --   Contract, dated August 4, 1994, among Morbark Northwest,
                    Inc., Joint-Stock Company "Forest-Starma" and the Company
10.18(8)       --   Contract, dated May 25, 1994, among Caterpillar Overseas
                    S.A., Joint-Stock Company "Forest Starma" and the Company
10.19(8)       --   OPIC Contract of Insurance Against Business Income Loss
                    between OPIC and the Company, effective September 30, 1992, as amended (No. D581)
10.20(8)       --   OPIC Contract of Insurance Against Business Income Loss
                    between OPIC and the Company, effective September 30, 1992, as amended (No. D582)
10.21(8)       --   OPIC Contract of Insurance Against Inconvertibility,
                    Expropriation and Political Violence between OPIC and the
                    Company, effective September 30, 1992 as amended (No. D547)
10.22(8)       --   OPIC Contract of Insurance Against Inconvertibility,
                    Expropriation and Political Violence between OPIC and the
                    Company, effective September 30, 1992 (No. D545)
10.23(8)       --   Consulting Agreement, dated as of January 2, 1995, between the Company and Pioneer First Polish Trust Fund Joint Stock
                    Company ("Pioneer Poland")
10.24(8)       --   Services Contract, dated January 1, 1994, between Pioneering
                    Services Corporation and Financial Services Limited
10.25(8)       --   Agreement, dated June 25, 1992, between Pioneer Poland and
                    Bank Polska Kasa Opieka S.A. ("Bank Pekao")
10.26(8)       --   Agreement, dated as of June 25, 1992, between Bank Pekao and
                    Pioneer International Corporation

EXHIBIT NO.                                   EXHIBIT
-----------                                   -------
10.27(8)       --   Agreement, dated June 25, 1992, between Bank Pekao and
                    Pioneer Poland
10.28(8)       --   Agreement, dated September 24, 1992, between Pioneer Poland and Financial Services Limited
10.29(9)       --   Master Share Purchase Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and First Voucher Fund
10.30(9)       --   Agreement dated as of April 7, 1995 by and among Pioneer
                    Omega, Inc. and DOM Investment Company
10.31(9)       --   Agreement dated as of April 7, 1995 by and among Pioneer
                    Omega, Inc. and Moscow International Business Centre Limited
10.32(9)       --   Stockholders Agreement dated as of April 11, 1995 by and
                    among the Company and Moscow International Business Centre
                    Limited
10.33(10)      --   Collective Agreement dated as of July 3, 1995 between
                    Teberebie Goldfields Limited and the Ghana Mineworkers Union
                    of T.U.C.
10.34(11)      --   Contract of Insurance Against Incontrovertibility,
                    Expropriation and Political Violence dated September 29,
                    1995 between the Overseas Private Investment Corporation and the Company
10.35(7)(12)   --   1995 Restricted Stock Plan
10.36(12)      --   Credit Agreement between Teberebie Goldfields Limited and
                    Skandinaviska Enskilda Banken AB dated as of March 11, 1996
10.37(7)(13)   --   1995 Employee Stock Purchase Plan
10.38(13)      --   Loan Agreement dated as of April 23, 1996, by and between
                    Teberebie Goldfields Limited and Caterpillar Financial
                    Services Corporation
10.39(13)      --   Chattel Mortgage dated as of April 23, 1996, by and between
                    Teberebie Goldfields Limited and Caterpillar Financial
                    Services Corporation
10.40(13)      --   Credit Agreement dated as of June 6, 1996, by and among the
                    Company, Certain of its subsidiaries, the Lenders and The
                    First National Bank of Boston, as agent for itself and the other Lenders
10.41(13)      --   Loan Agreement dated as of May 16, 1996, by and between
                    Teberebie Goldfields Limited and Caterpillar Financial
                    Corporation
10.42(14)      --   Sublease dated as of August 15, 1996, between the Company
                    and Citizens Financial Group, Inc.
10.43(16)      --   Subscription Agreement dated as of October 16, 1996, between
                    Pioneer First Russia, Inc. and International Finance
                    Corporation
10.44(16)      --   Shareholders Agreement dated as of October 16, 1996, among
                    Pioneer Omega, Inc. and Pioneer First Russia, Inc. and
                    International Finance Corporation
10.45(16)      --   Put and Call Agreement dated as of October 16, 1996, among
                    Pioneer First Russia, Inc. and Pioneer Omega, Inc. and
                    International Finance Corporation
10.46(16)      --   Credit Facility Agreement dated 19th December, 1996, for
                    Pioneer Real Estate Advisors, Inc. provided by Banque
                    Societe Generale Vostok
10.47(16)      --   First Amendment to Lease dated as of the 31st day of January
                    1994, by and between the Trustees of 60 State Street Trust and the Company
10.48(16)      --   Second Amendment to Lease dated as of September 30, 1996, by and between The Trustees of 60 State Street Trust and the
                    Company
10.49(16)      --   Third Amendment to Lease dated as of November 15, 1996, by and between The Trustees of 60 State Street Trust and the
                    Company
10.50(16)      --   Finance Agreement dated as of October 25, 1996, between
                    Teberebie Goldfields Limited and the Overseas Private
                    Investment Corporation
10.51(16)      --   Project Completion Agreement dated as of October 28, 1996, among Teberebie Goldfields Limited, the Company and Overseas
                    Private Investment Corporation

EXHIBIT NO.                                   EXHIBIT
-----------                                   -------
10.52(16)      --   Overseas Private Investment Corporation Contract of
                    Insurance Against Inconvertibility, Expropriation and
                    Political Violence between the Overseas Private Investment
                    Corporation and Pioneer Omega, Inc.
10.53(17)      --   Finance Agreement between Closed Joint-Stock Company
                    "Forest-Starma" and Overseas Private Investment Corporation
                    dated as of December 21, 1995
10.54(17)      --   Project Completion Agreement among Closed Joint-Stock
                    Company "Forest-Starma", the Company, International
                    Joint-Stock Company "Starma Holding" and Overseas Private
                    Investment Corporation dated as of December 21, 1995
10.55(17)      --   Closed Joint-Stock Company "Forest-Starma" Promissory Note
                    in the principal amount of $9.3 million dated as of July 1,
                    1996
10.56(17)      --   Amendment to Finance Agreement dated as of June 24, 1996
                    between Closed Joint-Stock Company "Forest-Starma" and
                    Overseas Private Investment Corporation
10.57(17)      --   Amendment No. 1 to Credit Agreement dated as of April 23,
                    1997, among the Company, certain of its subsidiaries, the
                    Lenders and The First National Bank of Boston
10.58(18)      --   Amendment No. 2 to Credit Agreement dated as of June 30,
                    1997, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a/ The First National
                    Bank of Boston
10.59(18)(7)   --   1997 Stock Incentive Plan
10.60(19)      --   Note Agreement dated as August 14, 1997 by and between the
                    Company and The Travelers Insurance Company
10.61(20)      --   Amendment No. 3 to Credit Agreement dated as of June 30,
                    1997, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a/ The First National
                    Bank of Boston
10.62(20)      --   Investment Agreement dated as of February 11, 1998 by and
                    between AS Eesti Forekspank and ZAO Pioneer Bank
10.63(20)      --   Fourth Amendment to Lease dated as of September 11, 1997, by and between The Trustees of 60 State Street Trust and the
                    Company
10.64(21)      --   Amendment No. 4 to Credit Agreement dated as of April 21,
                    1998, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                    Bank of Boston
10.65(21)      --   Amendment No. 5 to Credit Agreement dated as of July 21,
                    1998, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                    Bank of Boston
10.66(21)      --   Amendment No. 6 to Credit Agreement dated as of September
                    30, 1998, by and among the Company, certain of its
                    subsidiaries, the Lenders and BankBoston, N.A. f/k/a The
                    First National Bank of Boston
10.67(21)      --   Supplemental Agreement No. 1 to Note Agreement dated as of
                    September 30, 1998, by and between the Company and Travelers
                    Insurance Company
10.68(21)      --   Supplemental Agreement No. 2 to Note Agreement dated as of
                    September 30, 1998, by and between the Company and Travelers
                    Insurance Company
10.69(21)      --   Pioneer Program Master Agreement dated as of September 30,
                    1998, among the Company, certain of its subsidiaries, PLT
                    Finance, L.P., Putnam, Lovell, DeGuardiola & Thornton, Inc.,
                    and Bankers Trust Company (Confidential Treatment Granted)
10.70*         --   Amendment No. 7 to Credit Agreement dated as of December 30,
                    1998, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                    Bank of Boston
10.71*         --   Supplemental Agreement No. 3 to Note Agreement dated as of
                    December 30, 1998, by and between the Company and Travelers
                    Insurance Company
10.72*(7)      --   1998 Deferred Compensation Plan

EXHIBIT NO.                                   EXHIBIT
-----------                                   -------
10.73*         --   Agreement dated as of December 7, 1998 between Closed Joint
                    Stock Company "Forest Starma" and Rayonier Inc., and
                    Amendment No. 1 thereto.
10.74*         --   Fifth Amendment to Lease dated as of December 31, 1997, by and between The Trustees of 60 State Street Trust and the
                    Company
10.75*         --   Sixth Amendment to Lease dated as of October 5, 1998, by and between the Trustees of 60 State Street Trust and the
                    Company
10.76*         --   Sublease Agreement dated as of March 5, 1999, by and between
                    Leerink, Swann & Company and the Company
10.77*         --   Asset Purchase Agreement dated as of March 18, 1999, by and between PCC Transfer Limited Partnership, Pioneer Capital
                    Corporation, Pioneer Ventures Limited Partnership and The
                    Pioneer Group, Inc.
13*            --   1998 Annual Report to Stockholders (which is not deemed
                    "filed" except with respect to the portions specifically
                    incorporated herein by reference)
21*            --   Subsidiaries
23*            --   Consent of Arthur Andersen LLP
27.98*         --   Financial Data Schedule (1998)
27.97*         --   Financial Data Schedule (1997)
27.96*         --   Financial Data Schedule (1996)

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

(20) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(21) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.

(22) Incorporated herein by reference to the exhibits to the Registration Statement on Form N-1A for the Pioneer Fund (File Nos. 2-25980, 811-07613) filed October 30, 1998.