Form 10-Q
period 1999-03-31
PIONEER GROUP INC
filed 1999-05-13
CIK 733060

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

                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                            ------------------------

     As of March 31, 1999, there were 26,312,172 shares of the Registrant's
                                 Common Stock,
               $.10 par value per share, issued and outstanding.



================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                               MARCH 31,    DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................   $ 28,499       $ 44,519
Restricted cash.............................................      6,778          7,815
Investment in marketable securities, at fair value..........      2,400          3,638
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................     16,077         14,072
    From Pioneer Family of Mutual Funds.....................     19,989         17,334
    For securities sold.....................................        905          1,089
    For gold shipments......................................      3,205          2,851
    Other...................................................     10,406         15,865
Mining inventory............................................     17,679         18,297
Timber inventory............................................      7,241          3,585
Other current assets........................................     14,706         14,186
                                                               --------       --------
        Total current assets................................    127,885        143,251
                                                               --------       --------
NONCURRENT ASSETS:
Mining operations:
    Mining equipment and facilities (net of accumulated
     depreciation of $100,738 in 1999 and $94,282 in
     1998)..................................................     82,703         86,740
    Deferred mining development costs (net of accumulated
     amortization of $22,858 in 1999 and $21,819 in 1998)...     14,130         15,030
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $15,436 in 1999 and $14,900 in
  1998).....................................................     16,869         17,415
Long-term venture capital investments, at fair value (cost
  $56,137 in 1999 and $117,547 in 1998).....................     49,916        129,560
Long-term investments, at lower of cost or fair value.......      7,006          7,006
Timber operations:
    Timber equipment and facilities (net of accumulated
     depreciation of $5,346 in 1999 and in 1998)............     19,520         18,800
    Deferred timber development costs (net of accumulated
     amortization of $2,841 in 1999 and in 1998)............      8,838         20,034
Building (net of accumulated amortization of $1,539 in 1999
  and $1,413 in 1998).......................................     24,602         25,136
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $14,401 in
  1999 and $13,146 in 1998).................................     19,798         20,309
Other noncurrent assets.....................................     19,306         16,180
                                                               --------       --------
        Total noncurrent assets.............................    262,688        356,210
                                                               --------       --------
                                                               $390,573       $499,461
                                                               ========       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................   $ 16,063       $ 14,053
Accounts payable............................................     18,408         17,962
Accrued expenses............................................     38,953         33,768
Brokerage liabilities.......................................      3,680          5,669
Accrued income taxes........................................      6,351         19,647
Current portion of notes payable............................     12,032          9,476
Current liabilities net of current assets of discontinued
  operations................................................        273            413
                                                               --------       --------
        Total current liabilities...........................     95,760        100,988
                                                               --------       --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................     94,966        133,395
                                                               --------       --------
        Total noncurrent liabilities........................     94,966        133,395
                                                               --------       --------
        Total liabilities...................................    190,726        234,383
                                                               --------       --------
Minority interest...........................................     66,801        110,276
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $0.10 par value; authorized 60,000,000
     shares; issued 26,317,377 shares in 1999 and 26,134,103
     shares in 1998.........................................      2,632          2,613
    Paid-in capital.........................................     33,231         30,110
    Retained earnings.......................................    112,453        133,013
    Treasury stock at cost, 5,205 shares in 1999 and 11,303
     shares in 1998.........................................       (130)          (265)
    Cumulative translation adjustment.......................     (4,192)        (1,855)
                                                               --------       --------
                                                                143,994        163,616
    Less -- Deferred cost of restricted common stock
issued......................................................    (10,948)        (8,814)
                                                               --------       --------
        Total stockholders' equity..........................    133,046        154,802
                                                               --------       --------
                                                               $390,573       $499,461
                                                               ========       ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                              ----------------------------
                                                                  1999            1998
                                                                  ----            ----
Revenues and sales:
    Investment management fees..............................  $     35,275    $     33,631
    Underwriting commissions and distribution fees..........         4,090           6,665
    Shareholder services fees...............................        11,085           7,596
    Revenues from brokerage activities......................           215             781
    Trustee fees and other income...........................         7,654           5,562
                                                              ------------    ------------
    Revenues from financial services businesses.............        58,319          54,235
    Gold sales..............................................        19,976          23,373
    Timber sales............................................            --             284
                                                              ------------    ------------
         Total revenues and sales...........................        78,295          77,892
                                                              ------------    ------------
Costs and expenses:
    Management, distribution, shareholder service and
     administrative expenses................................        52,641          44,994
    Gold mining operating costs and expenses................        25,222          24,251
    Timber operating costs and expenses.....................           362           1,986
                                                              ------------    ------------
         Total costs and expenses...........................        78,225          71,231
                                                              ------------    ------------
Other (income) expense:
    Unrealized and realized (gains) losses on venture
     capital and marketable securities investments, net.....         3,292          (6,138)
    Interest expense........................................         3,528           3,836
    Other, net..............................................           579             150
                                                              ------------    ------------
         Total other (income) expense.......................         7,399          (2,152)
                                                              ------------    ------------
Income (loss) from continuing operations before provision
  for income taxes and minority interest....................        (7,329)          8,813
                                                              ------------    ------------
Provision for income taxes..................................           476           3,387
                                                              ------------    ------------
Income (loss) from continuing operations before minority
  interest..................................................        (7,805)          5,426
                                                              ------------    ------------
Minority interest...........................................           643              89
                                                              ------------    ------------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting principle.......        (8,448)          5,337
Income from discontinued Russian banking operations.........            --              10
Cumulative effect of change in accounting principle,
  (start-up costs, net of income taxes of $261).............       (12,112)             --
                                                              ------------    ------------
Net income (loss)...........................................  $    (20,560)   $      5,347
                                                              ============    ============
Basic earnings (loss) per share:
    Continuing operations...................................  $      (0.33)   $       0.21
    Discontinued operations.................................            --              --
    Cumulative effect of change in accounting principle.....         (0.47)             --
                                                              ------------    ------------
Total basic earnings (loss) per share.......................  $      (0.80)   $       0.21
                                                              ============    ============
Diluted earnings (loss) per share:
    Continuing operations...................................  $      (0.33)   $       0.21
    Discontinued operations.................................            --              --
    Cumulative effect of change in accounting principle.....         (0.47)             --
                                                              ------------    ------------
Total diluted earnings (loss) per share.....................  $      (0.80)   $       0.21
                                                              ============    ============
Dividends per share.........................................            --    $       0.10
                                                              ============    ============
Basic shares outstanding....................................    25,791,000      24,890,000
                                                              ============    ============
Diluted shares outstanding..................................    25,791,000      25,772,000
                                                              ============    ============

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(20,560)   $  5,347
  Less net income of discontinued operations................        --          10
                                                              --------    --------
  Net income (loss) from continuing operations..............  $(20,560)   $  5,337
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Cumulative effect of change in accounting principle.....    12,112          --
    Depreciation and amortization...........................    11,589      12,258
    Unrealized and realized gains on venture capital,
     marketable securities, and long term investments, net..     3,292      (6,138)
    (Equity in earnings of) provision on other
     investments............................................        34        (354)
    Restricted stock plan expense...........................       855         707
    Deferred income taxes...................................    (4,516)        133
    Minority interest.......................................       643          66
  Changes in operating assets and liabilities:
    Investments in marketable securities, net...............     1,148      (6,717)
    Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................    (2,005)    (55,928)
    Receivables for securities sold.........................       184       2,307
    Receivables for gold shipments..........................      (354)        516
    Receivables from Pioneer Family of Mutual Funds and
     other..................................................     2,527       1,168
    Mining inventory........................................       618         945
    Timber inventory........................................    (3,656)     (3,777)
    Other current assets....................................    (1,063)        (31)
    Other noncurrent assets.................................      (426)     (1,758)
    Payable to funds for shares sold........................     2,010      55,899
    Accrued expenses and accounts payable...................     5,631     (10,775)
    Brokerage liabilities...................................    (1,989)     (2,250)
    Accrued income taxes....................................   (13,206)      1,249
                                                              --------    --------
        Total adjustments and changes in operating assets
        and liabilities.....................................    13,428     (12,480)
                                                              --------    --------
        Net cash (used in) continuing operating
        activities..........................................    (7,132)     (7,143)
                                                              --------    --------
        Net cash (used in) provided by discontinued
        operating activities................................      (140)     10,468
                                                              --------    --------
        Net cash (used in) provided by operating
        activities..........................................    (7,272)      3,325
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mining equipment and facilities...............    (2,419)     (1,441)
  Deferred mining development costs.........................      (180)       (149)
  Additions to furniture, equipment and leasehold
    improvements............................................    (2,186)     (2,856)
  Building..................................................       408         340
  Long-term venture capital investments.....................      (884)     (3,253)
  Proceeds from sale of long-term venture capital
    investments.............................................       742       4,998
  Proceeds from sale of domestic venture capital
    operations..............................................    34,945          --
  Deferred timber development costs.........................        --        (244)
  Purchase of timber equipment and facilities...............      (720)         75
  Other investments.........................................       362        (459)
  Purchase of long-term investments.........................        --        (370)
  Proceeds from sale of long-term investments...............       135       1,204
                                                              --------    --------
        Net cash (used in) provided by continuing investing
        activities..........................................    30,203      (2,155)
                                                              --------    --------
        Net cash (used in) provided by investing activities,
        discontinued operations.............................        --      (1,873)
                                                              --------    --------
        Net cash (used in) provided by investing
        activities..........................................    30,203      (4,028)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................        --      (2,539)
  Liquidation of venture capital partnership................    (1,972)         --
  Distributions to limited partners of venture capital
    subsidiary..............................................    (1,288)        (68)
  Amounts raised by venture capital investment
    partnerships............................................        --         281
  Sale of stock by subsidiary...............................       555          --
  Exercise of stock options.................................       180          57
  Restricted stock plan award...............................        16          17
  Dealer advances...........................................        --      (5,635)
  Revolving credit agreement (repayments) borrowings, net...   (30,000)      4,000
  Repayments of notes payable...............................    (5,873)     (4,363)
  Reclassification of restricted cash.......................     1,037      (1,275)
                                                              --------    --------
        Net cash (used in) continuing financing
        activities..........................................   (37,345)     (9,525)
                                                              --------    --------
        Net cash (used in) financing activities,
        discontinued operations.............................        --      (8,595)
                                                              --------    --------
        Net cash (used in) financing activities.............   (37,345)    (18,120)
                                                              --------    --------

EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS..........................................    (1,606)       (134)
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (16,020)    (18,957)
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    44,519      55,601
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 28,499    $ 36,644
                                                              ========    ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1998. The footnotes to the financial statements reported in the 1998 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

     Certain reclassifications have been made to the accompanying 1998 consolidated financial statements to conform with the 1999 presentation.

     During the first quarter of 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants (the "AICPA") SOP 98-5, "Reporting on the Costs of Start-Up Activities." The new standard requires that entities expense costs of start-up activities as those costs are incurred. The Company had capitalized certain pre-operating costs in connection with its natural resource operations, and had capitalized organizational costs associated with its financial services operations. Adoption of this statement resulted in a write-off of unamortized start-up costs of $12.1 million, or $0.47 per share, which is reflected in the accompanying consolidated financial statements as a change in accounting principle. The amount of pro forma net income in the first quarter of 1998 did not differ materially from the amount reported after giving effect to the change in accounting principle.

     Income taxes paid were $16,572,000 and $1,385,000 for the three months ended March 31, 1999, and March 31, 1998, respectively. In addition, interest paid was $3,212,000 for the three months ended March 31, 1999, and $3,857,000 for the three months ended March 31, 1998.

NOTE 2 -- EARNINGS PER SHARE

     The following table details the calculation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding not including contingently issuable shares. Diluted EPS includes the effect of the contingently issuable shares and other common stock equivalents, if not antidilutive.

                                                 NET                  EARNINGS/
                                               INCOME/                  (LOSS)
                                               (LOSS)      SHARES     PER SHARE
                                              ---------    -------    ----------
                                               (DOLLARS AND SHARES IN THOUSANDS
                                                  EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 3/31/99
Basic earnings per share calculation........  $(20,560)    25,791       $(0.80)
                                              ========     ======       ======
Options.....................................                   --
Restricted stock............................                   --
Diluted earnings per share calculation......  $(20,560)    25,791       $(0.80)
                                              ========     ======       ======
FOR THE THREE MONTHS ENDED 3/31/98
Basic earnings per share calculation:.......
Continuing operations.......................  $  5,337     24,890       $ 0.21
Discontinued operations.....................  $     10     24,890           --
                                              --------     ------       ------
  Total.....................................  $  5,347     24,890       $ 0.21
                                              ========     ======       ======
Options.....................................                  745
Restricted stock............................                  137
                                                           ------
Diluted earnings per share calculation:.....
Continuing operations.......................  $  5,337     25,772       $ 0.21
Discontinued operations.....................  $     10     25,772           --
                                              --------     ------       ------
  Total.....................................  $  5,347     25,772       $ 0.21
                                              ========     ======       ======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1999

NOTE 3 -- COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the three months ended March 31, 1999 and 1998.

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ----------------------
                                                              1999         1998
                                                           ----------    --------
                                                           (DOLLARS IN THOUSANDS)
Net income (loss)........................................   $(20,560)     $5,347
                                                            --------      ------
Other comprehensive (expense):
  Foreign currency translation adjustments...............     (2,337)       (159)
                                                            --------      ------
Other comprehensive (expense)............................     (2,337)       (159)
                                                            --------      ------
Comprehensive (loss)/income..............................   $(22,897)     $5,188
                                                            ========      ======

NOTE 4 -- MINING INVENTORY

     Mining inventories consist of the following:

                                                           MARCH 31,   DECEMBER 31,
                                                             1999          1998
                                                           ---------   ------------
                                                            (DOLLARS IN THOUSANDS)
Gold-in-process..........................................   $ 2,236      $ 2,236
Materials and supplies...................................    15,443       16,061
                                                            -------      -------
                                                            $17,679      $18,297
                                                            =======      =======

NOTE 5 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD") is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, requires PFD to maintain a specified amount of net capital. Net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $1,091,591 at March 31, 1999, which exceeded required net capital of $250,000 by $841,591.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1999

NOTE 6 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                1999          1998
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..................................  $ 40,000      $ 70,000

Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 8.95%.....    20,000        20,000

Small Business Administration ("SBA") financing, notes
  payable to a bank.........................................        --         3,750

Note payable to a bank, interest and principal payable
  monthly at the one-month Warsaw Bank rate plus 1.75%
  through August 2002.......................................       363           447

Note payable to a bank, interest payable quarterly at the
  three month LIBOR rate plus 6%, principal due in eight
  quarterly installments through January, 1999, secured by
  lease rental payments and proceeds from insurance
  policies..................................................        --           456

Notes payable to a bank, guaranteed by the Company,
  principal payable in semi-annual installments, of $214,000 through November 30, 1999, no interest payable, secured by
  equipment.................................................       430           430

Note payable to a bank, guaranteed by the Swedish Exports
  Credits Guarantee Board, principal payable in semi-annual
  installments of $1,650,000 through January 31, 2002,
  interest payable at 6.42%, secured by equipment...........     9,902         9,902

Note payable to a supplier, principal payable in quarterly
  installments ranging from $250,000 to $482,000 through
  April 15, 2001, interest payable at 7.85%, secured by
  equipment.................................................     3,355         3,355

Note payable to a supplier, principal and interest payable
  in quarterly installments ranging from $70,000 to $130,000 through April 15, 2001, interest payable at 7.85%, secured
  by equipment..............................................       919           919

Note payable to a supplier, principal payable in quarterly
  installments ranging from $248,000 to $387,000 through May
  15, 2001, interest payable at 8.00%, secured by
  equipment.................................................     2,848         2,848

Note payable to a supplier, principal payable in quarterly
  installments ranging from $212,000 to $439,000 through
  December 15, 2001, interest payable at 8.25%, secured by
  equipment.................................................     3,885         3,885

Note payable to a supplier, principal payable in semi-annual installments ranging from $294,000 to $800,000 through
  April 15, 2003, interest payable at 8.30%, secured by
  equipment.................................................     4,847         4,847

Note payable to a bank, guaranteed by OPIC, principal
  payable in equal semi-annual installments of $1,583,000
  through September 15, 2003, interest payable at 9.02%.....    14,249        15,832

Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 9.95%...........................     6,200         6,200
                                                              --------      --------
                                                               106,998       142,871
Less: Current portion.......................................   (12,032)       (9,476)
                                                              --------      --------
                                                              $ 94,966      $133,395
                                                              ========      ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1999

     Maturities of notes payable at March 31, 1999, for each of the next five years and thereafter are as follows (dollars in thousands):

4/1/99-3/31/00..............................................  $ 12,032
4/1/99-3/31/01..............................................    15,091
4/1/01-3/31/02..............................................    51,181
4/1/02-3/31/03..............................................     5,573
4/1/03-3/31/04..............................................     3,121
Thereafter..................................................    20,000
                                                              --------
                                                              $106,998
                                                              ========

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). At March 31, 1999, the Company had borrowed $40 million under the Corporate Revolver.

     As of March 31, 1999, the Company had six five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $100 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.76%, plus the applicable margin of 2.25% on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the Credit Facility. The Company has incurred approximately $401,000 and $346,000 of interest expense on these swap agreements during the three months ended March 31, 1999 and March 31, 1998, respectively. At March 31, 1999, the Company had $60 million of overhedged swaps and recognized approximately $561,000 of expense during the first quarter of 1999, in accordance with generally accepted accounting principles, related to these swaps. At March 31, 1999, the fair value of the swaps was ($3,215,000), compared to a book value of ($1,800,000). If the Company were to terminate these agreements, it would be required to pay an amount approximating fair value.

     For the three months ended March 31, 1999, and March 31, 1998 the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 8.31% and 7.92%, respectively.

NOTE 7 -- DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company decided to liquidate its Russian banking operations. Accordingly, the operating results for the bank have been segregated from the results from the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. In December 1998, the Company sold its stock in its Russian banking operations to an unrelated third party. The sale is subject to certain regulatory approvals. The following is an unaudited summary of the results of discontinued operations for the three months ended March 31, 1998:

                                                              THREE MONTHS ENDED
                                                                MARCH 31, 1998
                                                              ------------------
                                                                   (AMOUNTS
                                                                IN THOUSANDS)
Revenues from banking activities............................        $1,304
                                                                    ------
Income before income taxes and minority interest............            25
Income tax (expense) benefit................................           (38)
                                                                    ------
Loss from discontinued operations...........................           (13)
                                                                    ------
Minority interest credit....................................            23
                                                                    ------
Net income from discontinued operations.....................        $   10
                                                                    ------

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1999

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999
NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

     The following details total revenues and income (loss) by business segment and geographic region, (dollars in thousands):

                                                                   PIONEER                  - SUBTOTAL -
                                                       INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                         PIONEER     ------------------------------------   INTERNATIONAL
                                        INVESTMENT                        CZECH               FINANCIAL
                                        MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                        ----------   -------   -------   --------   -----   -------------
THREE MONTHS ENDED MARCH 31, 1999
 Gross revenues and sales.............  $  51,073    $ 3,275   $ 4,157    $ 360     $  --      $ 7,792
                                        =========    =======   =======    =====     =====      =======
 Intersegment eliminations............  $  (1,395)   $   (68)  $    --    $  --     $  --      $   (68)
                                        =========    =======   =======    =====     =====      =======
 Net revenues and sales...............  $  49,678    $ 3,207   $ 4,157    $ 360     $  --      $ 7,724
                                        =========    =======   =======    =====     =====      =======
 Income (loss) before income taxes,
   minority interest and cumulative
   effect of accounting change........  $  12,605    $  (427)  $(2,830)   $(293)    $(212)     $(3,762)
                                        =========    =======   =======    =====     =====      =======
 Income taxes.........................  $   4,474    $  (283)  $   (24)   $ (68)    $ (70)     $  (445)
                                        =========    =======   =======    =====     =====      =======
 Minority interest....................  $      --    $    26   $   (37)   $  --     $  --      $   (11)
                                        =========    =======   =======    =====     =====      =======
 Net income (loss) from continuing
   operations before cumulative effect
   of accounting change...............  $   8,131    $  (170)  $(2,769)   $(225)    $(142)     $(3,306)
                                        =========    =======   =======    =====     =====      =======
 Cumulative effect of change in
   Accounting Principle...............  $    (205)   $  (521)  $    --    $ (14)    $  --      $  (535)
                                        =========    =======   =======    =====     =====      =======
 Net income (loss)....................  $   7,926    $  (691)  $(2,769)   $(239)    $(142)     $(3,841)
                                        =========    =======   =======    =====     =====      =======
 Depreciation and amortization........  $   3,213    $   547   $   315    $  32     $  --      $   894
                                        =========    =======   =======    =====     =====      =======
 Interest expense.....................  $      --    $    10   $    17    $  --     $  --      $    27
                                        =========    =======   =======    =====     =====      =======
 Capital expenditures.................  $   1,113    $   111   $   480    $  --     $  --      $   591
                                        =========    =======   =======    =====     =====      =======
 Gross identifiable assets at March
   31, 1999...........................  $ 203,325    $45,466   $18,150    $ 646     $  --      $64,262
                                        =========    =======   =======    =====     =====      =======
 Intersegment eliminations............  $(111,802)   $  (265)  $    --    $  --     $  --      $  (265)
                                        =========    =======   =======    =====     =====      =======
 Net identifiable assets at March 31,
   1999...............................  $  91,523    $45,201   $18,150    $ 646     $  --      $63,997
                                        =========    =======   =======    =====     =====      =======

                                                    PIONEER GLOBAL INVESTMENTS
                                        ---------------------------------------------------
                                                              CENT. &
                                                               EAST.                                      - SUBTOTAL -
                                          REAL       U.S.     EUROPE                            OTHER       PIONEER
                                         ESTATE    VENTURE    VENTURE     GOLD     RUSSIAN     NATURAL       GLOBAL
                                        SERVICES   CAPITAL    CAPITAL    MINING     TIMBER    RESOURCES   INVESTMENTS     OTHER
                                        --------   --------   -------   --------   --------   ---------   ------------   -------
THREE MONTHS ENDED MARCH 31, 1999
 Gross revenues and sales.............  $   354    $    129   $   208   $ 19,976   $     --     $ 226       $ 20,893     $ 3,994
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Intersegment eliminations............             $     --   $    --   $     --   $     --     $  --       $     --     $(3,994)
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Net revenues and sales...............  $   354    $    129   $   208   $ 19,976   $     --     $ 226       $ 20,893     $    --
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Income (loss) before income taxes,
   minority interest and cumulative
   effect of accounting change........  $(1,346)   $ (4,158)  $  (316)  $ (7,173)  $ (1,005)    $(363)      $(14,361)    $(1,811)
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Income taxes.........................  $  (367)   $ (1,892)  $    (4)  $   (355)  $   (204)    $(125)      $ (2,947)    $  (606)
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Minority interest....................  $    --    $  1,373   $  (146)  $   (573)  $     --     $  --       $    654     $    --
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Net income (loss) from continuing
   operations before cumulative effect
   of accounting change...............  $  (979)   $ (3,639)  $  (166)  $ (6,245)  $   (801)    $(238)      $(12,068)    $(1,205)
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Cumulative effect of change in
   Accounting Principle...............  $  (115)   $   (183)  $  (382)  $     --   $(10,692)    $  --       $(11,372)    $    --
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Net income (loss)....................  $(1,094)   $ (3,822)  $  (548)  $ (6,245)  $(11,493)    $(238)      $(23,440)    $(1,205)
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Depreciation and amortization........  $    37    $     45   $    75   $  7,603   $    545     $   1       $  8,306     $    31
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Interest expense.....................  $     2    $    203   $    --   $  1,233   $    364     $  --       $  1,802     $ 1,699
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Capital expenditures.................  $    --    $     --   $    70   $  2,419   $    720     $  --       $  3,209     $     4
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Gross identifiable assets at March
   31, 1999...........................  $ 4,736    $ 25,343   $50,357   $126,251   $ 44,789     $ 804       $252,280     $13,473
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Intersegment eliminations............  $  (274)   $(24,193)  $    --   $   (101)  $     --     $  --       $(24,568)    $(6,132)
                                        =======    ========   =======   ========   ========     =====       ========     =======
 Net identifiable assets at March 31,
   1999...............................  $ 4,462    $  1,150   $50,357   $126,150   $ 44,789     $ 804       $227,712     $ 7,341
                                        =======    ========   =======   ========   ========     =====       ========     =======


                                          TOTAL
                                        ---------
THREE MONTHS ENDED MARCH 31, 1999
 Gross revenues and sales.............  $  83,752
                                        =========
 Intersegment eliminations............  $  (5,457)
                                        =========
 Net revenues and sales...............  $  78,295
                                        =========
 Income (loss) before income taxes,
   minority interest and cumulative
   effect of accounting change........  $  (7,329)
                                        =========
 Income taxes.........................  $     476
                                        =========
 Minority interest....................  $     643
                                        =========
 Net income (loss) from continuing
   operations before cumulative effect
   of accounting change...............  $  (8,448)
                                        =========
 Cumulative effect of change in
   Accounting Principle...............  $ (12,112)
                                        =========
 Net income (loss)....................  $ (20,560)
                                        =========
 Depreciation and amortization........  $  12,444
                                        =========
 Interest expense.....................  $   3,528
                                        =========
 Capital expenditures.................  $   4,917
                                        =========
 Gross identifiable assets at March
   31, 1999...........................  $ 533,340
                                        =========
 Intersegment eliminations............  $(142,767)
                                        =========
 Net identifiable assets at March 31,
   1999...............................  $ 390,573
                                        =========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 1999

                                                                       PIONEER                  - SUBTOTAL -
                                                           INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                             PIONEER     ------------------------------------   INTERNATIONAL
                                            INVESTMENT                        CZECH               FINANCIAL
                                            MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                            ----------   -------   -------   --------   -----   -------------
THREE MONTHS ENDED MARCH 31, 1998
 Gross revenues and sales.................  $  49,871    $ 2,325   $ 3,069    $ 353     $  --      $ 5,747
                                            =========    =======   =======    =====     =====      =======
 Intersegment eliminations................  $  (2,036)   $    --   $    --    $  --     $  --      $    --
                                            =========    =======   =======    =====     =====      =======
 Net revenues and sales...................  $  47,835    $ 2,325   $ 3,069    $ 353     $  --      $ 5,747
                                            =========    =======   =======    =====     =====      =======
 Income (loss) before income taxes and
   minority interest......................  $  15,118    $(1,875)  $   165    $(326)    $(214)     $(2,250)
                                            =========    =======   =======    =====     =====      =======
 Income taxes.............................  $   5,617    $  (660)  $   (18)   $ (44)    $ (86)     $  (808)
                                            =========    =======   =======    =====     =====      =======
 Minority interest........................  $      --    $  (322)  $    (1)   $  --     $  --      $  (323)
                                            =========    =======   =======    =====     =====      =======
 Net income (loss)........................  $   9,501    $  (893)  $   184    $(282)    $(128)     $(1,119)
                                            =========    =======   =======    =====     =====      =======
 Depreciation and amortization............  $   5,255    $   600   $   135    $  67     $  --      $   802
                                            =========    =======   =======    =====     =====      =======
 Interest expense.........................  $     836    $    83   $     6    $  --     $  --      $    89
                                            =========    =======   =======    =====     =====      =======
 Capital expenditures.....................  $   2,689    $  (242)  $    58    $   9     $  --      $  (175)
                                            =========    =======   =======    =====     =====      =======
 Gross identifiable assets at March 31,
   1998...................................  $ 331,193    $80,496   $16,623    $ 189     $  --      $97,308
                                            =========    =======   =======    =====     =====      =======
 Intersegment eliminations................  $(135,469)   $(2,435)  $    --    $  --     $  --      $(2,435)
                                            =========    =======   =======    =====     =====      =======
 Net identifiable assets at March 31,
   1998...................................  $ 195,724    $78,061   $16,623    $ 189     $  --      $94,873
                                            =========    =======   =======    =====     =====      =======

                                                       PIONEER GLOBAL INVESTMENTS
                                            -------------------------------------------------
                                                                 CENT. &
                                                                  EAST.                                     - SUBTOTAL -
                                              REAL      U.S.     EUROPE                           OTHER       PIONEER
                                             ESTATE    VENTURE   VENTURE     GOLD     RUSSIAN    NATURAL       GLOBAL
                                            SERVICES   CAPITAL   CAPITAL    MINING    TIMBER    RESOURCES   INVESTMENTS     OTHER
                                            --------   -------   -------   --------   -------   ---------   ------------   --------
THREE MONTHS ENDED MARCH 31, 1998
 Gross revenues and sales.................  $   234    $   353   $ 3,785   $ 23,373   $   284    $   --       $ 28,029     $  5,011
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Intersegment eliminations................  $    --    $    --   $(3,719)  $     --   $    --    $   --       $ (3,719)    $ (5,011)
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Net revenues and sales...................  $   234    $   353   $    66   $ 23,373   $   284    $   --       $ 24,310     $     --
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Income (loss) before income taxes and
   minority interest......................  $  (800)   $ 3,999   $(1,088)  $ (2,150)  $(2,876)   $ (238)      $ (3,153)    $   (902)
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Income taxes.............................  $  (268)   $ 1,446   $(1,007)  $   (962)  $  (169)   $  (91)      $ (1,051)    $   (371)
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Minority interest........................  $    --    $   561   $  (115)  $    (34)  $    --    $   --       $    412     $     --
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Net income (loss)........................  $  (532)   $ 1,992   $    34   $ (1,154)  $(2,707)   $ (147)      $ (2,514)    $   (531)
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Depreciation and amortization............  $    17    $    56   $    33   $  5,987   $   710    $   --       $  6,803     $    105
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Interest expense.........................  $    --    $    99   $    --   $    980   $ 1,011    $   --       $  2,090     $    821
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Capital expenditures.....................  $    --    $    --   $    --   $  1,441   $   (75)   $    1       $  1,367     $      1
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Gross identifiable assets at March 31,
   1998...................................  $ 6,272    $78,978   $31,128   $145,074   $51,628    $1,565       $314,645     $ 28,207
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Intersegment eliminations................  $(2,146)   $    (7)  $(1,504)  $     --   $    --    $   --       $ (3,657)    $(23,767)
                                            =======    =======   =======   ========   =======    ======       ========     ========
 Net identifiable assets at March 31,
   1998...................................  $ 4,126    $78,971   $29,624   $145,074   $51,628    $1,565       $310,988     $  4,440
                                            =======    =======   =======   ========   =======    ======       ========     ========


                                              TOTAL
                                            ---------
THREE MONTHS ENDED MARCH 31, 1998
 Gross revenues and sales.................  $  88,658
                                            =========
 Intersegment eliminations................  $ (10,766)
                                            =========
 Net revenues and sales...................  $  77,892
                                            =========
 Income (loss) before income taxes and
   minority interest......................  $   8,813
                                            =========
 Income taxes.............................  $   3,387
                                            =========
 Minority interest........................  $      89
                                            =========
 Net income (loss)........................  $   5,337
                                            =========
 Depreciation and amortization............  $  12,965
                                            =========
 Interest expense.........................  $   3,836
                                            =========
 Capital expenditures.....................  $   3,882
                                            =========
 Gross identifiable assets at March 31,
   1998...................................  $ 771,353
                                            =========
 Intersegment eliminations................  $(165,328)
                                            =========
 Net identifiable assets at March 31,
   1998...................................  $ 606,025
                                            =========

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's three strategic business units. Pioneer Investment Management includes the investment management, marketing, distribution and servicing of the Company's mutual funds based in the United States and offshore funds based in Ireland. This business unit also provides investment management services for institutional investors. Pioneer International Financial Services includes the Company's investment management and financial services businesses in Poland, the Czech Republic, Russia and India. Pioneer Global Investments includes the Company's worldwide venture capital, real estate, gold mining and timber operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in four sections: Results of Operations, Liquidity and Capital Resources-General, Future Operating Results and Year 2000.

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     The Company reported a first quarter loss of $20.6 million, or $0.80 per share, on revenues of $78.3 million. First quarter results included the impact of the write-off of unamortized capitalized start-up costs of $12.1 million, or $0.47 per share, as a result of the cumulative effect of a required change in accounting principle. First quarter results also included a loss of $3.4 million, or $0.13 per share, related to the Company's sale of its U.S. venture capital operations. Excluding the impact from the change in accounting principle and the loss from the venture capital sale, the Company would have reported a loss of $5.1 million, or $0.20 per share. During the first quarter of 1998, the Company reported net income of $5.3 million, or $0.21 per share, on revenues of $77.9 million.

     Worldwide assets under management were approximately $22.9 billion at March 31, 1999, compared to $23.4 billion at December 31, 1998. Worldwide assets under management were approximately $24.0 billion at April 30, 1999.

     The following table details revenues and net income (loss) by business segment for the three months ended March 31, 1999, and 1998, respectively.

                         REVENUES AND NET INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                                 REVENUES         NET INCOME
                                                              --------------        (LOSS)
                                                                  THREE         ---------------
                                                                  MONTHS         THREE MONTHS
                                                                  ENDED              ENDED
                                                                MARCH 31,          MARCH 31,
                                                              --------------    ---------------
BUSINESS SEGMENT                                              1999     1998      1999     1998
----------------                                              -----    -----    ------    -----
Pioneer Investment Management:
  Mutual Funds and Institutional Accounts...................  $49.6    $47.8    $  8.1    $ 9.5
                                                              -----    -----    ------    -----
Pioneer International Financial Services:
  Russia....................................................    3.3      2.3      (0.2)    (0.9)
  Central and Eastern Europe................................    4.5      3.4      (3.0)    (0.1)
  Asia......................................................     --       --      (0.1)    (0.1)
                                                              -----    -----    ------    -----
                                                                7.8      5.7      (3.3)    (1.1)
                                                              -----    -----    ------    -----
Pioneer Global Investments:
  Venture Capital...........................................    0.3      0.5      (3.8)     2.0
  Real Estate...............................................    0.4      0.2      (1.0)    (0.5)
  Gold Mining...............................................   20.0     23.4      (6.2)    (1.2)
  Timber....................................................     --      0.3      (0.8)    (2.7)
  Other.....................................................    0.2       --      (0.2)    (0.1)
                                                              -----    -----    ------    -----
                                                               20.9     24.4     (12.0)    (2.5)
                                                              -----    -----    ------    -----
Interest Expense and Other Expenses.........................     --       --      (1.3)    (0.6)
                                                              -----    -----    ------    -----
    Total Before Accounting Change..........................  $78.3    $77.9    $ (8.5)   $ 5.3
                                                              -----    -----    ------    -----
Cumulative Effect of Change in Accounting Principle
  (Start-up Costs)..........................................     --       --     (12.1)      --
                                                              -----    -----    ------    -----
         Totals.............................................  $78.3    $77.9    $(20.6)   $ 5.3
                                                              =====    =====    ======    =====

                         PIONEER INVESTMENT MANAGEMENT

     Pioneer Investment Management ("PIM") had first quarter net income of $8.1 million compared to net income of $9.5 million in the first quarter of 1998. The earnings decline was attributable to higher expenses incurred to strengthen the investment management team, broaden and expand distribution, and enhance technology capabilities.

     PIM's assets under management at March 31, 1999 were approximately $22.5 billion compared to $23.0 billion at December 31, 1998. In the first quarter of 1999, sales of U.S. registered mutual funds (including reinvested dividends) were $950 million, matching sales in the first quarter of 1998. Net redemptions were $50 million, compared to net sales of $424 million in the first quarter of 1998.

     Revenues of $49.6 million in the first quarter of 1999 increased by $1.8 million, or 4%. Management fee revenues of $33.3 million increased by $2.2 million, principally reflecting higher average assets under management. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased slightly by $0.3 million to $13.7 million, as increased shareholder service fees mostly offset lower distribution fees.

     Costs and expenses increased by $4.2 million in the first quarter of 1999 to $36.9 million. The expense increase resulted principally from higher payroll costs, mutual fund distribution expenses and higher costs related to additional office space.

     Pioneer Investment Management's effective tax rate for the first quarter of 1999 was 35.5% compared to 37.2% in the first quarter of 1998. The decrease resulted principally from a change in Massachusetts' tax law that provided certain tax incentives to Massachusetts based mutual fund companies which maintain and grow their Massachusetts employee base.

                    PIONEER INTERNATIONAL FINANCIAL SERVICES

     During the first quarter of 1999, Pioneer International Financial Services ("PIFS") lost $3.3 million on revenues of $7.8 million compared to a loss of $1.1 million in the first quarter of 1998 on revenues of $5.7 million. A majority of the first quarter 1999 loss occurred in Poland and was related to the Company's pension subsidiary that was established in conjunction with the Polish government's far-reaching pension reform program. The pension subsidiary initiated efforts to solicit pension accounts by commencing an advertising campaign, hiring and training personnel, and incurring registration fees for its brokers. In April 1999, the Company reached agreement with Nationwide Global Holdings, Inc., subject to Polish government approval, to sell 30% of its Polish pension company subsidiary for $20 million. In Russia, PIFS had a slight loss of $0.2 million, substantially eliminating recent operating losses. Also, PIFS substantially scaled back its Russian brokerage operations during the first quarter of 1999.

                           PIONEER GLOBAL INVESTMENTS

     Pioneer Global Investments lost $12.0 million in the first quarter of 1999 on revenues of $20.9 million. The Company's venture capital operations lost $3.8 million, of which $3.4 million resulted from the U.S. venture capital sale. In March 1999, the Company sold its direct investments and indirect interests of its U.S. venture capital business for $34.9 million. The Company used the proceeds from the venture capital sale to repay financing from the Small Business Administration and to reduce debt outstanding under the Company's bank revolving credit facility. The Company's real estate services operations reported losses of $1.0 million in the first quarter of 1999 and $0.5 million in the first quarter of 1998. Most of the losses were attributable to costs associated with the development of the Company's Polish and Eastern Europe real estate investment and property and facilities management operations.

     The gold mining and timber businesses are discussed below.

GOLD MINING BUSINESS

     The results of the gold mining business are substantially attributable to the operations of Teberebie Goldfields Limited ("TGL"), the principal operating subsidiary of the Company's wholly owned subsidiary, Pioneer Goldfields Limited ("PGL"). The Company's reported earnings give effect to the 10% minority interest in TGL held by the Government of Ghana. Gold mining results are also affected by PGL's exploration activities in Africa and by the exploration activities in the Russian Far East of Closed Joint Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's majority owned (95%) Russian subsidiary. Exploration costs are charged to operations as incurred.

RECENT DEVELOPMENTS

     As previously reported, the Company's gold mining operations have recently been experiencing production problems related to the less weathered and harder ore. The Company has completed its testing program and has developed a new mine plan which incorporates the transition from heap leaching to conventional milling. As a result, the Company is able to provide updated reserves information, which it has incorporated into the offering memorandum related to sale of PGL.

     Set forth on the following table are the proven and probable gold reserves of Teberebie Goldfields Limited ("TGL"), the Company's 90%-owned indirect subsidiary located in Ghana, as of January 1, 1999 which have been certified by an independent mining consultant. These reserves are estimated on an in situ basis and contain provision for losses anticipated during mining but do not include metallurgical recovery. The mill ore has a lower bound cut-off grade of
0.67 grams per tonne while the heap leach ore has a lower bound cut-off grade of
0.25 recovered grams per tonne. The price of gold used to delineate reserves is $340 per ounce.

          PROVEN AND PROBABLE RESERVES AS OF JANUARY 1, 1999 ($340/OZ)

                                          TONNES, ORE    GRADE, G/T    CONTAINED GOLD, OUNCES
                                          -----------    ----------    ----------------------
Heap Leaching:
Pit.....................................   38,713,000      0.880             1,094,700
Dump Reclaim............................   14,606,000      0.517               242,800
                                          -----------                        ---------
Heap Leach Total........................   53,319,000      0.780             1,337,500
Milling.................................   72,870,000      1.384             3,242,500
                                          -----------                        ---------
          Total Ore Reserve.............  126,189,000      1.129             4,580,000
                                          ===========      =====             =========

     TGL's last reported proven and probable reserve estimate was 6.1 million ounces as of December 31, 1997. Approximately 0.4 million ounces of the 1.5 million ounce decrease in reserves is attributable to 1998 mine production. The balance of the difference is attributable to a lower heap leach recovery rate used in the reserve calculation based on a recently completed comprehensive testing program and higher operating costs associated with the planned transition to conventional milling. These decreases were offset, in part, by higher expected conventional milling recovery rates. Based on current and anticipated processing methods (heap leaching and conventional milling, respectively), it is estimated that recoverable gold from these open pit reserves will aggregate approximately 3.8 million ounces. Reported gold reserves are estimates. As such, no assurance can be given that the indicated quantities of gold will be produced. In addition, gold price fluctuations may render ore reserves containing relatively lower grades of gold mineralization uneconomic to mine. At May 12, 1999, the market spot price of gold was $278 per ounce.

     In October 1998, the Company engaged the services of an investment banking firm to sell PGL, including its African exploration rights and its 90% equity interest in TGL, PGL's operating subsidiary. An offering document, which incorporates a new mine plan and the revised reserve estimate, has been finalized and is currently being circulated to a select group of potential buyers.

RESULTS OF OPERATIONS

     In the first quarter of 1999, the gold mining segment lost $6.2 million compared with a $1.2 million loss in the corresponding period in 1998. The effective tax rate in the first quarter of 1999 was a 5% benefit compared with a 44% benefit in the first quarter of 1998.

     GOLD SALES. Revenues decreased by $3.4 million to $20 million as gold shipments decreased by 3,400 ounces, or 5%, to 70,100 ounces. The average realized price of gold decreased by $33 to $285 per ounce. In the first quarter of 1998, the average realized price of gold included proceeds of $1.7 million, or $23 per ounce, from the sale of floor program options.

     GOLD PRODUCTION AND COSTS. The table below provides production results and compares TGL's cash costs and total costs per ounce for the first quarter of 1999 with the prior year's costs:

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            ------------------    INCREASE/
                                                             1999       1998      (DECREASE)
                                                            -------    -------    ----------
Production (ounces).......................................   70,100     73,500      (3,400)
                                                            =======    =======     =======
Cash costs:
  Production costs........................................  $   209    $   196     $    13
  Royalties...............................................        9          9          --
  General and administrative..............................       22         25          (3)
                                                            -------    -------     -------
    Cash costs per ounce..................................      240        230          10
Non-cash costs:
  Depreciation and amortization...........................      107         91          16
  Other...................................................        5          3           2
                                                            -------    -------     -------
    Cost of production per ounce..........................      352        324          28
Interest and other costs..................................       21         16           5
                                                            -------    -------     -------
  Total costs per ounce...................................  $   373    $   340     $    33
                                                            =======    =======     =======

     PRODUCTION COSTS. Production costs represent costs attributable to mining ore and waste and processing the ore through crushing and processing facilities. TGL's costs of production are affected by ore grade, gold recovery rates, the waste to ore ("stripping") ratio, the age and availability of equipment, weather conditions, availability and cost of labor, haul distances, foreign exchange fluctuations and the inherent lag in gold production from heap leaching operations. A reduction in the ore grade and lower recovery rates associated with the previously discussed less weathered ore resulted in lower production levels and a $13 per ounce increase in the cost per ounce compared with the first quarter of 1998. Overall processing costs increased by approximately $1.1 million because of a 50% increase in tonnes processed; however, this increase was offset partially by a $0.8 million reduction in mining costs attributable to a reduction in the stripping ratio from 3.57:1 to 1.37:1.

     A comparison of key production statistics for the three months ended March 31, 1999, and March 31, 1998, is shown in the table below:

                                                                THREE MONTHS
                                                              ENDED MARCH 31,
                                                              ----------------
                                                               1999      1998
                                                              ------    ------
Tonnes mined (in thousands):
Waste.......................................................   4,440     7,424
Ore.........................................................   3,232     2,081
                                                              ------    ------
  Total Tonnes Mined........................................   7,672     9,505
                                                              ======    ======
Stripping Ratio (waste/ore).................................  1.37:1    3.57:1
Ore Processed...............................................   3,198     2,162
Process Grade (grams/tonne).................................    1.17      1.36

     DEPRECIATION AND AMORTIZATION. Depreciation and amortization is calculated using units-of-production and straight-line methods designed to fully depreciate property, plant, and equipment over the lesser of their estimated useful lives or ten years. In the first quarter of 1999, these costs increased by $16 per ounce compared with the corresponding period in 1998 principally because of a reduction in the depreciable lives for certain of TGL's crushing and leaching equipment to reflect the expected transition from heap leaching to conventional milling. This resulted in an acceleration of the depreciation and amortization for these assets.

     INCOME TAXES. The statutory tax rate for mining companies in Ghana in each of 1999 and 1998 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. The cash balances of the gold mining segment increased by $0.4 million to $3.0 million during the first quarter of 1999, $2.2 million of which remained in escrow and was unavailable to pay short-term obligations. Cash generated from operating activities aggregated $2.0 million while capital expenditures were $2.6 million. Major capital expenditures during the quarter included $1.8 million for leach pad and pond development and $0.4 million for capitalized rebuilds.

     THIRD-PARTY DEBT. At the end of the first quarter of 1999, third-party debt aggregated $40 million, including $14.2 million from the Overseas Private Investment Corporation ("OPIC") for which the Company is subject to limited recourse, and $0.4 million from other sources which the Company guarantees. Scheduled third-party debt service for the remainder of 1999 is expected to aggregate $8.1 million, of which $6.1 million represents principal payments.

     TRANSITION TO CONVENTIONAL MILLING. The cost of installing a 12,000 tonne per day, 4.2 million tonne per year, conventional mill is estimated at approximately $47 million. For planning purposes, the mill is scheduled to be fully operational in the year 2001. As discussed above, the Company plans to sell PGL and, as a result, does not intend to bear the expense related to the installation of the mill.

TIMBER BUSINESS

     The results of the timber business are substantially attributable to the operations of Forest-Starma, the 97% owned principal operating subsidiary of the Company's wholly owned subsidiary, Pioneer Forest, Inc. Forest-Starma harvests timber under a 49-year lease comprising 390,100 hectares (approximately 964,000 acres) in the aggregate with annual cutting rights of 555,000 cubic meters awarded in the Khabarovsk Territory of Russia. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

     While Forest-Starma harvests timber and incurs the resulting operating expenses throughout the year, it typically ships timber from mid-April through December. As a result, Forest-Starma has incurred, and expects to continue to incur, operating losses from fixed costs in the first quarter of the Company's fiscal year. There were no shipments in the first quarter of 1999. Forest-Starma shipped 8,300 cubic meters of low grade timber in the first quarter of 1998 at an average realized price of $34 per cubic meter.

RESULTS OF OPERATIONS

     In the first quarter of 1999, the timber business lost $0.8 million compared to a loss of $2.7 million in the first quarter of 1998. The decrease in losses was attributable principally to a timber inventory cost-to-market write-down of $1.1 million in the first quarter of 1998.

     TIMBER PRODUCTION. Forest-Starma produced 85,600 cubic meters in the first quarter of 1999, 63% higher than first quarter of 1998 production of 52,500 cubic meters. Production costs for the first quarter of 1999 were approximately $44 per cubic meter, including approximately $9 per cubic meter of depreciation and amortization. These costs were recorded in inventory at the end of the first quarter of 1999. During the first quarter of 1998, the average production cost was $79 per cubic meter.

     OTHER COSTS AND EXPENSES. Other costs and expenses include interest expense, management fees expense, foreign exchange losses, miscellaneous revenue and parent company charges. These expenses decreased by $0.6 million in 1999 to $0.8 million, principally from a decrease in parent company loan interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     Forest-Starma had $6.2 million of external debt at March 31, 1999. Scheduled debt service for the remainder of the year is expected to aggregate $1.8 million.

     OTHER VENTURES. In 1995, Closed Joint-Stock Company "Amgun-Forest" and Closed Joint-Stock Company "Udinskoye," the Company's other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters. As of March 31, 1999, Pioneer Forest, Inc. retained an 80.6% direct interest and 7.9% indirect interest in Amgun-Forest and a 72% direct interest and 11.76% indirect interest in Udinskoye.

RECENT DEVELOPMENTS

     The Company is continuing discussions with several potential strategic partners as participants in its timber business.

                                     OTHER

     The Company had net interest expense and other expenses of $1.3 million in the first quarter of 1999 compared to $0.6 million in the first quarter of 1998. The increase resulted principally from a mark-to-market adjustment on the Company's interest rate protection agreements.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     The Company's liquid assets consisting of cash and marketable securities (exclusive of gold mining and timber operations) decreased by $18.8 million in the first quarter of 1999 to $31.2 million principally related to the payment of current federal taxes arising from the Company's 1998 sale of its rights to receive future distribution fees and deferred sales charges from the distribution of Class B shares of its U.S. based mutual funds.

     For a description of the Company's $80 million senior credit facility and $20 million senior notes, including interest rates and applicable covenants, see
Note 6 (Notes Payable) to Notes to the Company's Consolidated Financial Statements included elsewhere in this Quarterly Report. At March 31, 1999, the Company had borrowed $40 million under the senior credit facility and had $20 million of senior notes outstanding.

                            ------------------------

     THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY FROM OPERATIONS AND FINANCING FACILITIES TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The new standard, which the Company adopted in the first quarter of 1999, required that entities expense costs of start-up activities as those costs are incurred. The Company had capitalized certain pre-operating costs in connection with its natural resource operations, and had capitalized certain organizational costs associated with its financial services operations. The Company recorded a cumulative effect of a change in accounting principle of approximately $12.1 million related principally to its timber operations.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report, including information with respect to the Company's plans and strategies for its domestic and international financial services and global investment business units, liquidity and capital resources and Year 2000 plans, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time include, but are not limited to, the following as well as the factors presented in the Company's most recent Annual Report on Form 10-K:

     The Company derives a significant portion of its revenues from investment management fees and underwriting and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares result in increased assets under management, which, in turn, generate higher management fees. Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. Investment performance may also be affected by economic or market conditions which are beyond the control of the Company. In addition, four of the Company's mutual funds (including the two largest funds) have management fees which are adjusted based upon the funds' performance relative to the performance of an established index. As a result, management fee revenues may be subject to unexpected volatility.

     The mutual fund industry is intensely competitive and is undergoing substantial consolidation. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but with other financial services products. Many of the Company's competitors have more products and product lines and substantially greater assets under management and financial resources.

     The Company and its domestic investment management business unit are primarily dependent upon their contractual relationships with the Company's U.S. mutual funds. In the event any of these agreements were canceled or not renewed on similarly favorable terms, the Company would be substantially adversely affected.

     The Securities and Exchange Commission has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents. The Securities and Exchange Commission could, in the event the Company or its subsidiaries violated any applicable rules or regulations, take action that could have a serious negative impact on the Company and its financial performance.

     Because a material portion of the Company's revenues are derived from the mining and sale of gold by TGL, the Company's financial results are directly impacted by gold production, the cost of such production, and the price of gold. TGL's gold production is dependent upon a number of factors that could cause actual gold production to differ materially from projections, including obtaining and maintaining necessary equipment, accessing key supplies, including electric power, cement, and diesel fuel, and hiring, training and retaining supervisory personnel and skilled workers. Gold production is also affected by the time lag inherent in heap leaching technology, subject to weather conditions and dependent on the continued political stability in the Republic of Ghana. Gold prices have historically fluctuated significantly and are affected by numerous factors, including expectations for inflation, the strength of the U.S. dollar, global and regional demand, central bank gold supplies and political and economic conditions. If, as a result of a decline in gold prices, TGL's revenues from gold sales were to fall below cash costs of production, and to remain below cash costs of production for any substantial period, the Company could determine that it is not economically feasible for TGL to continue commercial production.

     The commercial feasibility of Forest-Starma is dependent upon a number of factors which are not within the control of the Company including the price of timber, weather conditions, political stability in Russia and the strength of the Japanese and Korean economies, the primary markets for Forest-Starma's timber. While the Company continues to believe that the project will achieve commercial feasibility in the long term, there can be no assurance that it will do so.

     The Company has a significant number of operations and investments located outside of the U. S., including the gold mining operations at TGL, the timber operations in the Russian Far East and the financial services operations in Eastern and Central Europe. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political and economic instability, ineffective regulatory oversight and laws or policies of the particular countries in which the Company may have operations. There is no assurance that the Company can obtain permits, authorizations, regulatory approvals and agreements to implement plans at its foreign projects under conditions or within time frames that make such plans economically feasible. Also, there can be no assurance that applicable laws or the governing political authorities will not change unfavorably or that such changes will not result in the Company's having to incur material additional expenditures.

                                   YEAR 2000

     SUMMARY. The Company has for some time been addressing actively the potential impact of the Year 2000 problem to its businesses and has largely completed a comprehensive project to help ensure that all of its business units will be able to function normally before, during and after the century date rollover. Furthermore, the Company is aware that Year 2000 issues have the potential to impact the capital markets and macroeconomic conditions globally. While the Company is monitoring the threat of such impact and is taking measures reasonably designed to protect the investments of its fund shareholders and corporate investors, there can be no assurance that factors outside its control will not disrupt the Company's operations.

     MANAGEMENT. The Company is executing and managing its Year 2000 project activities at several levels within the organization, including:

     - regular senior-level management briefings

     - regular Company Audit Committee briefings

     - oversight subcommittee established by the Trustees of the Company's U.S. mutual funds

     - Year 2000 Steering Committee comprised of representatives from all operational areas empowered to review progress and ensure the successful completion of the Year 2000 project

     - Year 2000 project office responsible for centralized monitoring, reporting and support of project activities

     - managers throughout the Company responsible for executing local Year 2000 plans

     The Company is separately tracking the Year 2000 readiness of each of its operating units and has created comprehensive reporting for each project team worldwide. The Company has developed reports to monitor risk management and project status both for systems and vendors. The Company has utilized the services of outside companies and consultants specializing in Year 2000 issues.

     APPROACH AND STATUS. The Company's Year 2000 initiative addresses hardware, software, embedded systems and vendor systems and consists of the following six phases:

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

     - Testing -- ensuring that all remediated systems function correctly in both current date and future date environments

     - Contingency Planning -- developing project contingency and business continuation plans for each business unit

     - Vendor Analysis -- working closely with all important third parties to ensure that their systems and businesses have adequately addressed Year 2000 issues

     The Company has completed both the awareness and assessment phases of the project and has completed the repair phase with respect to approximately 97% of its 500 core systems. Remaining remediation work consists of installations that are expected to be completed by the end of the second quarter. The testing and contingency planning phases are well underway and will continue throughout 1999. Vendor analysis is ongoing and will continue through the end of the project. To date, the Company has performed stand-alone testing on all of its core information technology applications and critical imbedded systems. The Company recently participated in industry-wide testing sponsored by the Securities Industry Association. In this testing, performed in conjunction with the National Securities Clearing Corporation and other key third parties, the Company successfully processed mutual fund transactions in a future-dated environment.

     The Company expects to complete the following additional activities during the remainder of 1999:

     - conducting company-wide integration tests

     - participating in point-to-point testing with selected vendors

     - correcting and retesting any problems that may be discovered during integrated or third party testing

     - refining and testing contingency plans

     CERTAIN RISKS AND CONTINGENCY PLANNING. The Company segregates Year 2000 risks into four areas: (i) systems, (ii) vendors, (iii) capital markets infrastructure and (iv) basic infrastructure.

     SYSTEMS. Although the majority of the Company's most critical "core" applications are provided by third parties, most of these applications are relatively new and all have been certified as Year 2000 compliant. As a result of successful testing, the Company's comfort in the ability of these systems to operate properly after January 1, 2000 is relatively high.

     VENDORS. The Company has been monitoring closely Year 2000 progress of all critical third parties and to date has not identified a need to replace any of these providers.

     CAPITAL MARKETS. Particularly in the U.S., the Company is heavily reliant upon functional capital markets (trading, clearing and settlement). The recently completed industry-wide tests mitigated the Company's concerns regarding the Year 2000 readiness of the domestic trading and settlement infrastructure.

     BASIC INFRASTRUCTURE. The Company expects to be able to react appropriately to short term or isolated disruptions of basic infrastructure services (such as telecommunications, electricity, water and transportation) based on its contingency plans. In the event of long term or pervasive failures, however, the Company's risk is as significant as that of any other firm or entity that relies upon such services.

     Internationally, the outlook is less certain with respect to the Year 2000 readiness efforts of third parties and infrastructure elements. The Company has indigenous operations in a number of countries, and these countries have demonstrated various levels of awareness and readiness with respect to Year 2000 issues. The Company is preparing its systems and evaluating its vendors in each of these operations in the same manner as in the U.S. Nevertheless, the Company is subject to risks imposed by infrastructure failures beyond its control in the countries in which it has operations.

     Overall, the Company's approach to contingency planning, which is intended to address the risks described above, has two components: (i) ensuring the Company's ability to achieve Year 2000 compliance, even in the event of a vendor failure in 1999 and (ii) preparing business continuity plans for various potential failure scenarios which, despite the Company's best efforts, could occur on or around January 1, 2000. At May 13, 1999, substantially all of the Company's operating units had developed initial contingency plans. Plans will continue to be refined and tested, as necessary, throughout 1999. Finally, the Company has disaster recovery plans in place to address potential infrastructure failures, including basic services such as electrical power and telecommunications, and is leveraging and enhancing those plans to address potential Year 2000 scenarios.

     COSTS. Total Year 2000 project costs are based on currently available information and management's estimates with respect to the costs of repairing and replacing software, hardware, embedded systems and vendor systems. For this purpose, the Company defines costs as incremental expenditures and cost estimates include both period costs and disbursements that typically would be treated as capital. Estimates do not include overhead with respect to the portion of certain employees' time allocated to the Year 2000 project or opportunity costs associated with other projects that may have been delayed by the Year 2000 project.

     As of March 31, 1999, the Company had incurred and expensed approximately $1.4 million in connection with its Year 2000 project. The Company estimates its total remaining costs to be approximately $1.1 million, which will be expensed as incurred during 1999. All Year 2000 project costs have been and will continue to be funded from operating cash flows.

     Year 2000 project costs are relatively minimal primarily because the Company owns little internally developed code. The result of the Company's strategy of outsourcing technology-based operations is that it has only a small base of proprietary code that it must analyze and remediate. Consequently, the cost of the Year 2000 compliance efforts are not expected to be material to the Company's financial position. The Company believes that it will not incur significant Year 2000 related costs on behalf of third parties from which it purchases technology or outsources technology-based functions.

     The Company's ability to complete its Year 2000 project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates of the Company's management in reliance on certain assumptions. Such assumptions include, among others, the Company's ability to locate and identify all potential Year 2000 issues in the systems it uses, successful remediation efforts by the Company's vendors and other third parties upon which it relies, the continued availability of personnel capable of carrying out the Year 2000 project efforts and the availability of suitable alternative software and systems. There can be no assurances that management's reliance on such assumptions will prove to be valid. The failure of any of these assumptions to hold true or the existence of additional significant uncertainties could result in the inaccurateness of any of the foregoing estimates. As a result, actual completion of the Company's Year 2000 project could be later than anticipated or involve costs materially higher than those estimated. Finally, investors in the Company's funds who are concerned about the Year 2000 problem could withdraw their investments, which in turn would reduce assets under management and related management fee revenues. The Company's financial condition could be adversely affected if it experienced any of the problems associated with the risks described above.

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

                                            THE PIONEER GROUP, INC.

Dated: May 13, 1999

                                             /s/      JOHN A. BOYNTON
                                            ------------------------------------
                                                       JOHN A. BOYNTON
                                                  EXECUTIVE VICE PRESIDENT,
                                                 CHIEF FINANCIAL OFFICER AND
                                                         TREASURER

                                 EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------   ------------------------------------------------------------
     10.1        Shareholders' Agreement dated 8 April 1999 between the
                 Company and Nationwide Global Holdings, Inc. ("Nationwide")

     10.2 Share Subscription Agreement dated as of 8 April 1999 between the Company, Nationwide and Pioneer Powszechne
                 Towarzystwd Emerytalne S.A.

    27.99        Financial Data Schedule.

    27.98        Financial Data Schedule.