Form 10-Q
period 1999-06-30
PIONEER GROUP INC
filed 1999-08-11
CIK 733060

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 1999
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [ ]     No [ ]

                            ------------------------

  As of June 30, 1999, there were 26,431,369 shares of the Registrant's Common
                                     Stock,
               $.10 par value per share, issued and outstanding.



================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                               JUNE 30,     DECEMBER 31,
                                                                 1999           1998
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................   $ 29,297       $ 44,212
Restricted cash.............................................      4,705          5,512
Investment in marketable securities, at fair value..........      3,046          3,638
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................     17,357         14,072
    From Pioneer Family of Mutual Funds.....................     19,752         17,334
    For securities sold.....................................        645          1,089
    Other...................................................     10,711         15,247
Timber inventory............................................      5,975          3,585
Other current assets........................................     10,934         13,310
Current assets net of current liabilities of discontinued
  operations................................................         --          1,011
                                                               --------       --------
        Total current assets................................    102,422        119,010
                                                               --------       --------
NONCURRENT ASSETS:
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $15,973 in 1999 and $14,900 in
  1998).....................................................     15,732         16,572
Long-term venture capital investments, at fair value (cost
  $55,970 in 1999 and $117,547 in 1998).....................     49,749        129,560
Long-term investments, at lower of cost or fair value.......      7,076          7,006
Timber operations:
    Timber equipment and facilities (net of accumulated
     depreciation of $6,635 in 1999 and $5,346 in 1998).....     19,108         18,800
    Deferred timber development costs (net of accumulated
     amortization of $3,046 in 1999 and $2,841 in 1998).....      8,134         19,031
Building (net of accumulated amortization of $1,736 in 1999
  and $1,413 in 1998).......................................     24,405         25,136
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $16,137 in
  1999 and $13,146 in 1998).................................     18,726         20,169
Other noncurrent assets.....................................     32,550         15,016
Noncurrent assets net of noncurrent liabilities of
  discontinued operations...................................     59,830         68,918
                                                               --------       --------
        Total noncurrent assets.............................    235,310        320,208
                                                               --------       --------
                                                               $337,732       $439,218
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................   $ 17,336       $ 14,053
Accounts payable............................................      8,237          9,162
Accrued expenses............................................     40,886         30,621
Brokerage liabilities.......................................      4,053          5,669
Accrued income taxes........................................      1,467         19,647
Current portion of notes payable............................      1,349          1,818
Current liabilities net of current assets of discontinued
  operations................................................     14,467             --
                                                               --------       --------
        Total current liabilities...........................     87,795         80,970
                                                               --------       --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................     64,576         99,035
                                                               --------       --------
        Total noncurrent liabilities........................     64,576         99,035
                                                               --------       --------
        Total liabilities...................................    152,371        180,005
                                                               --------       --------
Minority interest...........................................     61,607        104,411
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $0.10 par value; authorized 60,000,000
     shares; issued 26,436,177 shares in 1999 and 26,134,103
     shares in 1998.........................................      2,644          2,613
    Paid-in capital.........................................     45,810         30,110
    Retained earnings.......................................     87,282        133,013
    Treasury stock at cost, 4,808 shares in 1999 and 11,303
     shares in 1998.........................................       (105)          (265)
    Cumulative translation adjustment.......................     (2,534)        (1,855)
                                                               --------       --------
                                                                133,097        163,616
    Less -- Deferred cost of restricted common stock
     issued.................................................     (9,343)        (8,814)
                                                               --------       --------
        Total stockholders' equity..........................    123,754        154,802
                                                               --------       --------
                                                               $337,732       $439,218
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                              -------------------------   -------------------------
                                                                 1999          1998          1999          1998
                                                              -----------   -----------   -----------   -----------
Revenues and sales:
    Investment management fees..............................  $    36,384   $    37,110   $    71,659   $    70,741
    Underwriting commissions and distribution fees..........        3,979         7,844         8,069        14,509
    Shareholder services fees...............................       10,825         7,898        21,910        15,494
    Revenues from brokerage activities......................          655         1,287           870         2,068
    Trustee fees and other income...........................        7,514         7,587        14,608        13,149
                                                              -----------   -----------   -----------   -----------
    Revenues from financial services businesses.............       59,357        61,726       117,116       115,961
    Timber sales............................................        4,276         2,598         4,276         2,882
                                                              -----------   -----------   -----------   -----------
        Total revenues and sales............................       63,633        64,324       121,392       118,843
                                                              -----------   -----------   -----------   -----------
Costs and expenses:
    Management, distribution, shareholder service and
      administrative expenses...............................       49,718        52,426        99,641        97,422
    Timber operating costs and expenses.....................        4,709        10,088         5,071        12,074
                                                              -----------   -----------   -----------   -----------
        Total costs and expenses............................       54,427        62,514       104,712       109,496
                                                              -----------   -----------   -----------   -----------
Other (income) expense:
    Unrealized and realized (gains) losses on venture
      capital and marketable securities investments, net....         (410)       (6,906)        2,882       (13,044)
    Equity in (earnings) losses of affiliated companies.....        5,167            --         7,635           (51)
    Interest expense........................................        1,635         2,818         3,862         5,581
                                                              -----------   -----------   -----------   -----------
        Total other (income) expense........................        6,392        (4,088)       14,379        (7,514)
                                                              -----------   -----------   -----------   -----------
Income (loss) from continuing operations before provision
  for income taxes and minority interest....................        2,814         5,898         2,301        16,861
                                                              -----------   -----------   -----------   -----------
Provision for income taxes..................................        3,093         4,814         3,768         9,163
                                                              -----------   -----------   -----------   -----------
Income (loss) from continuing operations before minority
  interest..................................................         (279)        1,084        (1,467)        7,698
                                                              -----------   -----------   -----------   -----------
Minority interest...........................................           98         1,576         1,314         1,699
                                                              -----------   -----------   -----------   -----------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting principle.......         (377)         (492)       (2,781)        5,999
Loss from discontinued operations...........................      (24,794)      (11,638)      (30,838)      (12,782)
Cumulative effect of change in accounting principle,
  (start-up costs, net of income taxes of $261).............           --            --       (12,112)           --
                                                              -----------   -----------   -----------   -----------
Net income (loss)...........................................  $   (25,171)  $   (12,130)  $   (45,731)  $    (6,783)
                                                              ===========   ===========   ===========   ===========
Basic earnings (loss) per share:
    Continuing operations...................................  $     (0.01)  $     (0.02)  $     (0.11)  $      0.24
    Discontinued operations.................................        (0.96)        (0.46)        (1.19)        (0.51)
    Cumulative effect of change in accounting principle.....           --            --         (0.47)           --
                                                              -----------   -----------   -----------   -----------
        Total basic earnings (loss) per share...............  $     (0.97)  $     (0.48)  $     (1.77)  $     (0.27)
                                                              ===========   ===========   ===========   ===========
Diluted earnings (loss) per share:
    Continuing operations...................................  $     (0.01)  $     (0.02)  $     (0.11)  $      0.24
    Discontinued operations.................................        (0.96)        (0.46)        (1.19)        (0.51)
    Cumulative effect of change in accounting principle.....           --            --         (0.47)           --
                                                              -----------   -----------   -----------   -----------
        Total diluted earnings (loss) per share.............  $     (0.97)  $     (0.48)  $     (1.77)  $     (0.27)
                                                              ===========   ===========   ===========   ===========
Dividends per share.........................................           --   $      0.10            --   $      0.20
                                                              ===========   ===========   ===========   ===========
Basic shares outstanding....................................   25,885,000    25,042,000    25,838,000    24,967,000
                                                              ===========   ===========   ===========   ===========
Diluted shares outstanding..................................   25,885,000    25,042,000    25,838,000    25,408,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss).........................................  $(45,731)   $ (6,783)
  Less net income (loss) of discontinued operations.........   (30,838)    (12,782)
  Less cumulative effect of change in accounting
    principle...............................................   (12,112)         --
                                                              --------    --------
  Net income (loss) from continuing operations..............  $ (2,781)   $  5,999
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................     8,744      13,387
    Unrealized and realized (gains) losses on venture
     capital, marketable securities, and long term
     investments, net.......................................     2,882     (13,044)
    Equity in (earnings) losses of affiliated companies.....     7,635        (209)
    Restricted stock plan expense...........................     1,470       1,443
    Deferred income taxes...................................    (4,165)        869
    Minority interest.......................................     1,314      (1,130)
  Changes in operating assets and liabilities:
    Investments in marketable securities, net...............       642     (17,966)
    Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................    (3,285)    (11,207)
    Receivables for securities sold.........................       444       2,707
    Receivables from Pioneer Family of Mutual Funds and
     other..................................................     1,905      (4,144)
    Timber inventory........................................    (2,390)        331
    Other current assets....................................       555      (4,759)
    Other noncurrent assets.................................      (619)     (1,233)
    Payable to funds for shares sold........................     3,283      11,171
    Accrued expenses and accounts payable...................     8,555       2,808
    Brokerage liabilities...................................    (1,616)       (935)
    Accrued income taxes....................................   (17,717)     (1,385)
                                                              --------    --------
        Total adjustments and changes in operating assets
        and liabilities.....................................     7,637     (23,296)
                                                              --------    --------
        Net cash provided by (used in) continuing operating
        activities..........................................     4,856     (17,297)
                                                              --------    --------
        Net cash provided by discontinued operating
        activities..........................................     2,671      14,375
                                                              --------    --------
        Net cash provided by (used in) operating
        activities..........................................     7,527      (2,922)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold
    improvements............................................    (3,628)     (5,872)
  Building..................................................       408         (17)
  Long-term venture capital investments.....................      (884)    (26,496)
  Proceeds from sale of long-term venture capital
    investments.............................................       909      16,091
  Proceeds from sale of domestic venture capital
    operations..............................................    34,945          --
  Deferred timber development costs.........................        --        (244)
  Purchase of timber equipment and facilities...............    (1,597)     (1,011)
  Other investments.........................................      (502)     (2,102)
  Proceeds from sales of other investments..................        --       1,103
  Cost of acquisition in excess of net assets acquired......       (43)         --
  Deconsolidation of pension company subsidiary.............   (10,070)         --
  Purchase of long-term investments.........................        --        (800)
  Proceeds from sale of long-term investments...............       342       3,829
                                                              --------    --------
        Net cash provided by (used in) continuing investing
        activities..........................................    19,880     (15,519)
                                                              --------    --------
        Net cash used in investing activities, discontinued
        operations..........................................    (4,006)     (2,386)
                                                              --------    --------
        Net cash provided by (used in) investing
        activities..........................................    15,874     (17,905)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid............................................        --      (5,081)
  Liquidation of venture capital partnership................    (1,972)         --
  Distributions to limited partners of venture capital
    subsidiary..............................................    (1,288)        (68)
  Amounts raised by venture capital investment
    partnerships............................................        --      18,193
  Sale of stock by subsidiary...............................       555          --
  Employee stock purchase plan..............................       349         474
  Exercise of stock options.................................       782         252
  Restricted stock plan award...............................        16          17
  Dealer advances...........................................        --     (13,595)
  Revolving credit agreement (repayments) borrowings, net...   (30,000)      9,000
  Repayments of notes payable...............................    (4,928)     (4,476)
  Reclassification of restricted cash.......................       807      (1,474)
                                                              --------    --------
        Net cash (used in) provided by continuing financing
        activities..........................................   (35,679)      3,242
                                                              --------    --------
        Net cash (used in) financing activities,
        discontinued operations.............................    (2,403)     (9,925)
                                                              --------    --------
        Net cash (used in) financing activities.............   (38,082)     (6,683)
                                                              --------    --------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS..........................................      (234)       (253)
NET DECREASE IN CASH AND CASH EQUIVALENTS...................   (14,915)    (27,763)
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    44,212      50,421
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 29,297    $ 22,658
                                                              ========    ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

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

     In April 1999, the Company reached agreement with Nationwide Global Holdings, Inc. to sell newly issued shares of its Polish pension company subsidiary resulting in a 30% interest for $20 million. As a result of the transaction, which received Polish regulatory approval on June 9, 1999, the Company recognized a gain of approximately $12 million which was reflected as a credit to stockholders' equity in the second quarter of 1999. In addition, the Company deconsolidated the Polish pension company as control is shared with Nationwide and is accounting for its investment in the pension company under the equity method retroactive to January 1, 1999. The effect of this transaction is reflected in the accompanying Consolidated Statements of Cash Flows as deconsolidation of pension company subsidiary.

     Income taxes paid were $22,263,000 and $7,556,000 for the six months ended June 30, 1999, and June 30, 1998, respectively. In addition, interest paid was $5,437,000 for the six months ended June 30, 1999, and $5,024,000 for the six months ended June 30, 1998.

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

                                                NET                  EARNINGS/
                                              INCOME/                  (LOSS)
                                              (LOSS)      SHARES     PER SHARE
                                             ---------    -------    ----------
                                              (DOLLARS AND SHARES IN THOUSANDS
                                                 EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 6/30/99
Basic earnings per share calculation:
Continuing operations....................    $   (377)    25,885       $(0.01)
Discontinued operations..................    $(24,794)    25,885       $(0.96)
                                             --------     ------       ------
  Total..................................    $(25,171)    25,885       $(0.97)
                                             ========     ======       ======
Options..................................                     --
Restricted stock.........................                     --

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1999

                                                NET                  EARNINGS/
                                              INCOME/                  (LOSS)
                                              (LOSS)      SHARES     PER SHARE
                                             ---------    -------    ----------
                                              (DOLLARS AND SHARES IN THOUSANDS
                                                 EXCEPT PER SHARE AMOUNTS)
Diluted earnings per share calculation:
Continuing operations....................    $   (377)    25,885       $(0.01)
Discontinued operations..................    $(24,794)    25,885       $(0.96)
                                             --------     ------       ------
  Total..................................    $(25,171)    25,885       $(0.97)
                                             ========     ======       ======
FOR THE THREE MONTHS ENDED 6/30/98
Basic earnings per share calculation:
Continuing operations....................    $   (492)    25,042       $(0.02)
Discontinued operations..................    $(11,638)    25,042       $(0.46)
                                             --------     ------       ------
  Total..................................    $(12,130)    25,042       $(0.48)
                                             ========     ======       ======
Options..................................                     --
Restricted stock.........................                     --
Diluted earnings per share calculation:
Continuing operations....................    $   (492)    25,042       $(0.02)
Discontinued operations..................    $(11,638)    25,042       $(0.46)
                                             --------     ------       ------
  Total..................................    $(12,130)    25,042       $(0.48)
                                             ========     ======       ======

                                                NET                  EARNINGS/
                                              INCOME/                  (LOSS)
                                              (LOSS)      SHARES     PER SHARE
                                             ---------    -------    ----------
                                              (DOLLARS AND SHARES IN THOUSANDS
                                                 EXCEPT PER SHARE AMOUNTS)
FOR THE SIX MONTHS ENDED 6/30/99
Basic earnings per share calculation:
Continuing operations....................    $ (2,781)    25,838       $(0.11)
Discontinued operations..................    $(30,838)    25,838       $(1.19)
Cumulative effect of change in accounting
  principle..............................    $(12,112)    25,838       $(0.47)
                                             --------     ------       ------
  Total..................................    $(45,731)    25,838       $(1.77)
                                             ========     ======       ======
Options..................................                     --
Restricted stock.........................                     --
Diluted earnings per share calculation:
Continuing operations....................    $ (2,781)    25,838       $(0.11)
Discontinued operations..................    $(30,838)    25,838       $(1.19)
Cumulative effect of change in accounting
  principle..............................    $(12,112)    25,838       $(0.47)
                                             --------     ------       ------
  Total..................................    $(45,731)    25,838       $(1.77)
                                             ========     ======       ======
FOR THE SIX MONTHS ENDED 6/30/98
Basic earnings per share calculation:
Continuing operations....................    $  5,999     24,967       $ 0.24
Discontinued operations..................    $(12,782)    24,967       $(0.51)
                                             --------     ------       ------
  Total..................................    $ (6,783)    24,967       $(0.27)
                                             ========     ======       ======
Options..................................                    373
Restricted stock.........................                     68
                                             --------     ------       ------
Diluted earnings per share calculation:
Continuing operations....................    $  5,999     25,408       $ 0.24
Discontinued operations..................    $(12,782)    25,408       $(0.51)
                                             --------     ------       ------
  Total..................................    $ (6,783)    25,408       $(0.27)
                                             ========     ======       ======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1999

NOTE 3 -- COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the six months ended June 30, 1999 and 1998.

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                         1999         1998
                                                      ----------    ---------
                                                      (DOLLARS IN THOUSANDS)
Net income (loss).................................     $(45,731)     $(6,783)
Other comprehensive income (expense):
  Foreign currency translation adjustments........         (679)        (699)
                                                       --------      -------
Other comprehensive income (expense)..............         (679)        (699)
                                                       --------      -------
Comprehensive (loss)/income.......................     $(46,410)     $(7,482)
                                                       ========      =======

NOTE 4 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD") is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital. Net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $1,217,356 at June 30, 1999, which exceeded required net capital of $250,000 by $967,356.

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

NOTE 5 -- NOTES PAYABLE

     Notes payable of the Company exclusive of amounts related to discontinued operations consist of the following:

                                                                JUNE 30,    DECEMBER 31,
                                                                  1999          1998
                                                                --------    ------------
                                                                 (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..................................    $40,000       $ 70,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 8.95%.....     20,000         20,000
Small Business Administration ("SBA") financing, notes
  payable to a bank.........................................         --          3,750
Note payable to a bank, interest and principal payable
  monthly at the one-month Warsaw Bank rate plus 1.75%
  through August 2002.......................................        345            447
Note payable to a bank, interest payable quarterly at the
  three month LIBOR rate plus 6%, principal due in eight
  quarterly installments through January, 1999, secured by
  lease rental payments and proceeds from insurance
  policies..................................................         --            456
Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 9.95%...........................      5,580          6,200
                                                                -------       --------
                                                                 65,925        100,853
Less: Current portion.......................................     (1,349)        (1,818)
                                                                -------       --------
                                                                $64,576       $ 99,035
                                                                =======       ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1999

     Maturities of notes payable at June 30, 1999, for each of the next five years and thereafter are as follows (dollars in thousands):

7/1/99-6/30/00..............................................    $ 1,349
7/1/00-6/30/01..............................................     41,379
7/1/01-6/30/02..............................................      1,337
7/1/02-6/30/03..............................................      1,240
7/1/03-6/30/04..............................................        620
Thereafter..................................................     20,000
                                                                -------
                                                                $65,925
                                                                =======

     At June 30, 1999, the Company had $40 million of debt attributable to its discontinued gold mining operations. Scheduled debt service for the remainder of 1999 is expected to aggregate $7.5 million, of which $5.9 million represents principal payments.

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company could borrow up to $80 million for general corporate purposes (the "Corporate Revolver"). In June 1999, the Credit Facility was amended. The amendment included changes to certain financial covenants. As of June 30, 1999, the Company was in compliance with all applicable covenants. In addition, the amendment included a reduction on the ceiling of the Corporate Revolver from $80 million to $65 million and a shortening of the maturity date to March 31, 2001. At June 30, 1999, the Company had borrowed $40 million under the Corporate Revolver.

     As of June 30, 1999, the Company had two five-year interest rate swap agreements with a member of the Company's banking syndicate which have effectively fixed the interest rate on notional amounts totaling $60 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.90%, plus the applicable margin of 2.25% on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the Credit Facility. The Company had incurred approximately $704,000 and $600,000 of interest expense on these swap agreements during the six months ended June 30, 1999 and June 30, 1998, respectively. During June 1999, the Company settled $40 million of overhedged swaps and recognized $426,000 of income on the transaction. At June 30, 1999, the Company had $20 million of overhedged swaps and recognized approximately $305,000 of expense during the six months ended June 30, 1999, in accordance with generally accepted accounting principles, related to these swaps. At June 30, 1999, the fair value of the swaps was ($1,276,000), compared to a book value of ($407,000). If the Company were to terminate these agreements, it would be required to pay an amount approximating fair value.

     For the six months ended June 30, 1999 and June 30, 1998, the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 9.31% and 7.93%, respectively.

NOTE 6 -- DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company decided to liquidate its Russian banking operations. Accordingly, the operating results for the bank have been segregated from the results from the continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. In December 1998, the Company sold its stock in its Russian banking operations to an unrelated

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1999

third party. The sale is subject to certain regulatory approvals. The following is an unaudited summary of the results of discontinued operations for the six months ended June 30, 1998:

                                                           SIX MONTHS ENDED
                                                            JUNE 30, 1998
                                                           ----------------
                                                               (AMOUNTS
                                                            IN THOUSANDS)
Revenues from banking activities.........................      $ 2,150
                                                               -------
Income before income taxes and minority interest.........       (9,064)
Income tax benefit.......................................         (349)
                                                               -------
Loss from discontinued operations before minority
  interest...............................................       (8,715)
                                                               -------
Minority interest........................................       (2,806)
                                                               -------
Loss from discontinued operations........................      $(5,909)
                                                               -------

     In the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. Accordingly, the operating results for gold mining have been segregated from the results of continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. Losses from discontinued gold mining operations in the six months ended June 30, 1999 include $17.6 million from the estimated loss on the disposition of the gold mining segment, principally from a provision for future operating losses during the phaseout period (through September 30, 1999 for Pioneer Goldfields Limited ("PGL")), closing costs associated with the transaction, income taxes payable from the transaction and the write-off of goodwill. In this regard, the Company may record gains or incur additional losses, if any, as details, timing, and other events associated with the transaction unfold. There can be no assurance as to the price, timing, terms or completion of the proposed sale of PGL. In addition, the Company intends to dispose of its powdered metals business. Losses included $1.0 million from the estimated loss on the disposition of the powdered metals business, including closing costs associated with the disposition and a provision for future operating losses. The following is an unaudited summary of the loss from operations of the gold mining and powdered metals segments for the six months ended June 30, 1999 and 1998, respectively:

                                                         SIX MONTHS ENDED
                                                          JUNE 30, 1999
                                                   ----------------------------
                                                   NET INCOME   EARNINGS/(LOSS)
                                                    /(LOSS)        PER SHARE
                                                   ----------   ---------------
                                                   (DOLLARS IN THOUSANDS EXCEPT
                                                        PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining
  segment, net of taxes of ($266)................   $(11,805)       $(0.46)
Estimated loss on disposal of gold mining
  segment........................................    (17,600)        (0.68)
Loss from operations of discontinued powdered
  metals business, net of taxes of ($166)........       (408)        (0.01)
Estimated loss on disposal of powdered metals
  business.......................................     (1,025)        (0.04)
                                                    --------        ------
Total loss from discontinued operations..........   $(30,838)       $(1.19)
                                                    --------        ------

                                                          SIX MONTHS ENDED
                                                           JUNE 30, 1998
                                                    ----------------------------
                                                    NET INCOME   EARNINGS/(LOSS)
                                                     /(LOSS)        PER SHARE
                                                    ----------   ---------------
                                                    (DOLLARS IN THOUSANDS EXCEPT
                                                         PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining
  segment, net of taxes of ($3,199)...............   $(6,873)        $(0.27)
                                                     -------         ------

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1999

     The following is an unaudited summary of the results of discontinued gold mining operations for the six months ended June 30, 1999 and 1998, respectively:

                                            SIX MONTHS ENDED   SIX MONTHS ENDED
                                             JUNE 30, 1999      JUNE 30, 1998
                                            ----------------   ----------------
                                              (AMOUNTS             (AMOUNTS
                                            IN THOUSANDS)       IN THOUSANDS)
Revenues from gold mining activities......      $ 37,182           $40,632
                                                --------           -------
Income before income taxes and minority
  interest................................       (13,191)          (10,764)
Income tax expense (benefit)..............          (266)           (3,199)
                                                --------           -------
Loss from discontinued operations before
  minority interest.......................       (12,925)           (7,565)
                                                --------           -------
Minority interest.........................        (1,120)             (692)
                                                --------           -------
Loss from discontinued operations.........      $(11,805)          $(6,873)
                                                --------           -------

     The results of discontinued gold mining operations for the six months ended June 30, 1999 include an allocation of directly attributable corporate interest expense of $814,000 and $194,000 for the six months ended June 30, 1998. Interest has been allocated based upon the intercompany financing provided to the gold mining operations.

NOTE 7 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Pursuant to SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" the Company presents segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions. The intersegment transactions are for management services and the secondment of employees. These transactions are generally priced on a cost or cost plus basis.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1999

NOTE 7 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

     The following details total revenues and income (loss) by business segment and geographic region for continuing operations, (dollars in thousands):

                                                               PIONEER                  - SUBTOTAL -
                                                   INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                     PIONEER     ------------------------------------   INTERNATIONAL
                                    INVESTMENT                        CZECH               FINANCIAL
                                    MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                    ----------   -------   -------   --------   -----   -------------
SIX MONTHS ENDED JUNE 30, 1999
 Gross revenues and sales.........  $ 104,631    $ 6,970   $ 8,036    $ 738     $  --      $15,744
                                    =========    =======   =======    =====     =====      =======
 Intersegment eliminations........  $  (3,544)   $  (512)  $  (532)   $  --     $  --      $(1,044)
                                    =========    =======   =======    =====     =====      =======
 Net revenues and sales...........  $ 101,087    $ 6,458   $ 7,504    $ 738     $  --      $14,700
                                    =========    =======   =======    =====     =====      =======
 Income (loss) before income
   taxes, minority interest and
   cumulative effect of accounting
   change.........................  $  26,686    $  (418)  $(8,503)   $(492)    $(300)     $(9,713)
                                    =========    =======   =======    =====     =====      =======
 Income taxes.....................  $   9,116    $  (598)  $   (88)   $(119)    $(105)     $  (910)
                                    =========    =======   =======    =====     =====      =======
 Minority interest................  $      --    $   485   $   (88)   $  --     $  --      $   397
                                    =========    =======   =======    =====     =====      =======
 Net income (loss) from continuing
   operations before cumulative
   effect of accounting change....  $  17,570    $  (305)  $(8,327)   $(373)    $(195)     $(9,200)
                                    =========    =======   =======    =====     =====      =======
 Cumulative effect of change in
   accounting principle...........  $    (205)   $  (521)  $    --    $ (14)    $  --      $  (535)
                                    =========    =======   =======    =====     =====      =======
 Net income (loss)................  $  17,365    $  (826)  $(8,327)   $(387)    $(195)     $(9,735)
                                    =========    =======   =======    =====     =====      =======
 Depreciation and amortization....  $   6,550    $ 1,397   $   572    $  51     $  --      $ 2,020
                                    =========    =======   =======    =====     =====      =======
 Interest expense.................  $      --    $    10   $    31    $  --     $  --      $    41
                                    =========    =======   =======    =====     =====      =======
 Capital expenditures.............  $   3,286    $    70   $    --    $  --     $  --      $    70
                                    =========    =======   =======    =====     =====      =======
 Gross identifiable assets at June
   30, 1999.......................  $ 275,320    $46,135   $10,849    $ 756     $  --      $57,740
                                    =========    =======   =======    =====     =====      =======
 Intersegment eliminations........  $(160,602)   $  (375)  $    --    $  --     $  --      $  (375)
                                    =========    =======   =======    =====     =====      =======
 Net identifiable assets at June
   30, 1999.......................  $ 114,718    $45,760   $10,849    $ 756     $  --      $57,365
                                    =========    =======   =======    =====     =====      =======

                                           PIONEER GLOBAL INVESTMENTS
                                    ----------------------------------------
                                                          CENT. &
                                                           EAST.               - SUBTOTAL -
                                      REAL       U.S.     EUROPE                 PIONEER
                                     ESTATE    VENTURE    VENTURE   RUSSIAN       GLOBAL
                                    SERVICES   CAPITAL    CAPITAL    TIMBER    INVESTMENTS     OTHER      TOTAL
                                    --------   --------   -------   --------   ------------   -------   ---------
SIX MONTHS ENDED JUNE 30, 1999
 Gross revenues and sales.........  $   811    $    109   $  536    $  4,276     $  5,732     $ 5,533   $ 131,640
                                    =======    ========   =======   ========     ========     =======   =========
 Intersegment eliminations........  $    --    $     --   $ (127)   $     --     $   (127)    $(5,533)  $ (10,248)
                                    =======    ========   =======   ========     ========     =======   =========
 Net revenues and sales...........  $   811    $    109   $  409    $  4,276     $  5,605     $    --   $ 121,392
                                    =======    ========   =======   ========     ========     =======   =========
 Income (loss) before income
   taxes, minority interest and
   cumulative effect of accounting
   change.........................  $(2,536)   $ (4,151)  $ (779)   $ (3,306)    $(10,772)    $(3,900)  $   2,301
                                    =======    ========   =======   ========     ========     =======   =========
 Income taxes.....................  $  (622)   $ (1,867)  $  (25)   $   (597)    $ (3,111)    $(1,327)  $   3,768
                                    =======    ========   =======   ========     ========     =======   =========
 Minority interest................  $    --    $  1,374   $ (457)   $     --     $    917     $    --   $   1,314
                                    =======    ========   =======   ========     ========     =======   =========
 Net income (loss) from continuing
   operations before cumulative
   effect of accounting change....  $(1,914)   $ (3,658)  $ (297)   $ (2,709)    $ (8,578)    $(2,573)  $  (2,781)
                                    =======    ========   =======   ========     ========     =======   =========
 Cumulative effect of change in
   accounting principle...........  $  (115)   $   (183)  $ (382)   $(10,692)    $(11,372)    $    --   $ (12,112)
                                    =======    ========   =======   ========     ========     =======   =========
 Net income (loss)................  $(2,029)   $ (3,841)  $ (679)   $(13,401)    $(19,950)    $(2,573)  $ (14,893)
                                    =======    ========   =======   ========     ========     =======   =========
 Depreciation and amortization....  $    66    $   (129)  $  148    $  1,494     $  1,579     $    65   $  10,214
                                    =======    ========   =======   ========     ========     =======   =========
 Interest expense.................  $     9    $    234   $   --    $    685     $    928     $ 2,893   $   3,862
                                    =======    ========   =======   ========     ========     =======   =========
 Capital expenditures.............  $  (145)   $     --   $    3    $  1,597     $  1,455     $     6   $   4,817
                                    =======    ========   =======   ========     ========     =======   =========
 Gross identifiable assets at June
   30, 1999.......................  $ 1,652    $ 24,616   $50,377   $ 43,376     $120,021     $14,823   $ 467,904
                                    =======    ========   =======   ========     ========     =======   =========
 Intersegment eliminations........  $    --    $(23,564)  $   --    $     --     $(23,564)    $(5,461)  $(190,002)
                                    =======    ========   =======   ========     ========     =======   =========
 Net identifiable assets at June
   30, 1999.......................  $ 1,652    $  1,052   $50,377   $ 43,376     $ 96,457     $ 9,362   $ 277,902
                                    =======    ========   =======   ========     ========     =======   =========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 JUNE 30, 1999

                                                                PIONEER                  - SUBTOTAL -
                                                    INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                      PIONEER     ------------------------------------   INTERNATIONAL
                                     INVESTMENT                        CZECH               FINANCIAL
                                     MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                     ----------   -------   -------   --------   -----   -------------
SIX MONTHS ENDED JUNE 30, 1998
 Gross revenues and sales..........  $ 105,024    $ 6,091   $ 5,897    $  765    $  --      $12,753
                                     =========    =======   =======    ======    =====      =======
 Intersegment eliminations.........  $  (3,373)   $    --   $    --    $   --    $  --      $    --
                                     =========    =======   =======    ======    =====      =======
 Net revenues and sales............  $ 101,651    $ 6,091   $ 5,897    $  765    $  --      $12,753
                                     =========    =======   =======    ======    =====      =======
 Income (loss) before income taxes
   and minority interest...........  $  29,945    $(2,549)  $  (692)   $ (482)   $(442)     $(4,165)
                                     =========    =======   =======    ======    =====      =======
 Income taxes......................  $  10,859    $  (781)  $  (183)   $  (70)   $(172)     $(1,206)
                                     =========    =======   =======    ======    =====      =======
 Minority interest.................  $      --    $    10   $    (3)   $   --    $  --      $     7
                                     =========    =======   =======    ======    =====      =======
 Net income (loss).................  $  19,086    $(1,778)  $  (506)   $ (412)   $(270)     $(2,966)
                                     =========    =======   =======    ======    =====      =======
 Depreciation and amortization.....  $  11,061    $ 1,133   $   303    $  137    $  --      $ 1,573
                                     =========    =======   =======    ======    =====      =======
 Interest expense..................  $   1,546    $   242   $    11    $   --    $  --      $   253
                                     =========    =======   =======    ======    =====      =======
 Capital expenditures..............  $   4,619    $ 1,212   $    --    $   22    $  --      $ 1,234
                                     =========    =======   =======    ======    =====      =======
 Gross identifiable assets at June
   30, 1998........................  $ 310,260    $80,616   $13,941    $1,304    $  --      $95,861
                                     =========    =======   =======    ======    =====      =======
 Intersegment eliminations.........  $(150,475)   $(2,435)  $    --    $  (86)   $  --      $(2,521)
                                     =========    =======   =======    ======    =====      =======
 Net identifiable assets at June
   30, 1998........................  $ 159,785    $78,181   $13,941    $1,218    $  --      $93,340
                                     =========    =======   =======    ======    =====      =======

                                           PIONEER GLOBAL INVESTMENTS
                                     ---------------------------------------
                                                          CENT. &
                                                           EAST.               - SUBTOTAL -
                                       REAL      U.S.     EUROPE                 PIONEER
                                      ESTATE    VENTURE   VENTURE   RUSSIAN       GLOBAL
                                     SERVICES   CAPITAL   CAPITAL    TIMBER    INVESTMENTS     OTHER       TOTAL
                                     --------   -------   -------   --------   ------------   --------   ---------
SIX MONTHS ENDED JUNE 30, 1998
 Gross revenues and sales..........  $   404    $  894    $3,978    $  2,882     $  8,158     $  8,266   $ 134,201
                                     =======    =======   =======   ========     ========     ========   =========
 Intersegment eliminations.........  $    --    $   --    $(3,719)  $     --     $ (3,719)    $ (8,266)  $ (15,358)
                                     =======    =======   =======   ========     ========     ========   =========
 Net revenues and sales............  $   404    $  894    $  259    $  2,882     $  4,439     $     --   $ 118,843
                                     =======    =======   =======   ========     ========     ========   =========
 Income (loss) before income taxes
   and minority interest...........  $(1,742)   $8,664    $(2,100)  $(11,596)    $ (6,774)    $ (2,145)  $  16,861
                                     =======    =======   =======   ========     ========     ========   =========
 Income taxes......................  $  (583)   $2,602    $(1,282)  $   (354)    $    383     $   (873)  $   9,163
                                     =======    =======   =======   ========     ========     ========   =========
 Minority interest.................  $    --    $2,332    $ (640)   $     --     $  1,692     $     --   $   1,699
                                     =======    =======   =======   ========     ========     ========   =========
 Net income (loss).................  $(1,159)   $3,730    $ (178)   $(11,242)    $ (8,849)    $ (1,272)  $   5,999
                                     =======    =======   =======   ========     ========     ========   =========
 Depreciation and amortization.....  $    31    $  111    $   71    $  1,596     $  1,809     $    387   $  14,830
                                     =======    =======   =======   ========     ========     ========   =========
 Interest expense..................  $    --    $  191    $   --    $  2,074     $  2,265     $  1,517   $   5,581
                                     =======    =======   =======   ========     ========     ========   =========
 Capital expenditures..............  $    --    $    8    $   --    $  1,011     $  1,019     $     28   $   6,900
                                     =======    =======   =======   ========     ========     ========   =========
 Gross identifiable assets at June
   30, 1998........................  $ 5,421    $80,314   $44,227   $ 48,509     $179,641     $ 34,742   $ 620,504
                                     =======    =======   =======   ========     ========     ========   =========
 Intersegment eliminations.........  $  (272)   $   (7)   $(1,504)  $     --     $ (1,783)     (27,634)  $(182,413)
                                     =======    =======   =======   ========     ========     ========   =========
 Net identifiable assets at June
   30, 1998........................  $ 5,149    $80,307   $42,723   $ 48,509     $177,858     $  7,108   $ 438,601
                                     =======    =======   =======   ========     ========     ========   =========

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's three strategic business units. Pioneer Investment Management includes the investment management, marketing, distribution and servicing of the Company's mutual funds based in the United States and offshore funds based in Ireland. This business unit also provides investment management services for institutional investors. Pioneer International Financial Services includes the Company's investment management and financial services businesses in Poland, the Czech Republic, Russia and India. Pioneer Global Investments includes the Company's worldwide venture capital, real estate and timber operations. The Company is in the process of disposing of its gold mining operations and, as such, reported these operations as discontinued in the second quarter of 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in four sections: Results of Operations, Liquidity and Capital Resources-General, Future Operating Results and Year 2000.

                             RESULTS OF OPERATIONS

                            CONSOLIDATED OPERATIONS

     The Company reported a second quarter loss of $25.2 million, or $0.97 per share, consisting of losses from continuing operations of $0.4 million, or $0.01 per share, and losses from discontinued gold mining and powdered metals operations of $24.8 million, or $0.96 per share. See the section entitled "Discontinued Operations" later in this report. During the second quarter of 1998, the Company reported a loss of $12.1 million, or $0.48 per share, consisting of losses from continuing operations of $0.5 million, or $0.02 per share, losses from discontinued gold mining operations of $5.7 million, or $0.23 per share, and losses from discontinued Russian banking operations of $5.9 million, or $0.23 per share. Revenues from continuing operations were $63.6 million in the second quarter of 1999 compared to $64.3 million in the second quarter of 1998.

     The Company reported a first half loss of $45.7 million, or $1.77 per share, including losses from continuing operations of $2.8 million, or $0.11 per share, and losses from discontinued gold mining and powdered metals operations of $30.8 million, or $1.19 per share. Also included in the loss from continuing operations is the one-time $3.4 million first quarter 1999 loss on the sale of the Company's U.S. venture capital operations. First half results also included the impact of the first quarter write-off of unamortized capitalized start-up costs of $12.1 million, or $0.47 per share, as a result of the required change in accounting principle. During the six months ended June 30, 1998, the Company reported a loss of $6.8 million, or $0.27 per share, consisting of net income from continuing operations of $6.0 million, or $0.24 per share, losses from discontinued gold mining and powdered metals operations of $6.9 million, or $0.28 per share, and losses from discontinued Russian banking operations of $5.9 million, or $0.23 per share. Revenues from continuing operations were $121.4 million in the first half of 1999 and $118.9 million in the first half of 1998.

     Worldwide assets under management were approximately $24.5 billion at June 30, 1999, compared to $23.4 billion at December 31, 1998.

     The following table details revenues and net income (loss) by business segment for the three months and six months ended June 30, 1999, and 1998, respectively.

                         REVENUES AND NET INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                                    NET INCOME                           NET INCOME
                                                  REVENUES            (LOSS)            REVENUES           (LOSS)
                                              ----------------   ----------------   ----------------   ---------------
                                                THREE MONTHS       THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                   ENDED              ENDED              ENDED              ENDED
                                                  JUNE 30,           JUNE 30,           JUNE 30,          JUNE 30,
                                              ----------------   ----------------   ----------------   ---------------
BUSINESS SEGMENT                              1999       1998     1999      1998     1999      1998     1999     1998
----------------                              -----      -----   ------    ------   ------    ------   ------    -----
Pioneer Investment Management..............   $51.4      $53.8   $  9.4    $  9.6   $101.0    $101.6   $ 17.5    $19.1
                                              -----      -----   ------    ------   ------    ------   ------    -----
Pioneer International Financial Services:
  Russia...................................     3.2        3.8     (0.1)     (0.9)     6.5       6.1     (0.3)    (1.8)
  Central and Eastern Europe...............     4.1        3.2     (5.7)     (0.8)     8.3       6.7     (8.7)    (0.9)
  Asia.....................................      --         --     (0.1)     (0.2)      --        --     (0.2)    (0.3)
                                              -----      -----   ------    ------   ------    ------   ------    -----
                                                7.3        7.0     (5.9)     (1.9)    14.8      12.8     (9.2)    (3.0)
                                              -----      -----   ------    ------   ------    ------   ------    -----
Pioneer Global Investments:
  Venture Capital..........................     0.2        0.7     (0.1)      1.6      0.5       1.2     (3.9)     3.6
  Real Estate..............................     0.4        0.2     (0.9)     (0.7)     0.8       0.4     (1.9)    (1.2)
  Timber...................................     4.3        2.6     (1.8)     (8.5)     4.3       2.9     (2.7)   (11.2)
                                              -----      -----   ------    ------   ------    ------   ------    -----
                                                4.9        3.5     (2.8)     (7.6)     5.6       4.5     (8.5)    (8.8)
                                              -----      -----   ------    ------   ------    ------   ------    -----
Interest Expense and Other Expenses........      --         --     (1.1)     (0.6)      --        --     (2.6)    (1.3)
                                              -----      -----   ------    ------   ------    ------   ------    -----
Total From Continuing Operations Before
  Accounting Change........................   $63.6      $64.3   $ (0.4)   $ (0.5)  $121.4    $118.9   $ (2.8)   $ 6.0
                                              -----      -----   ------    ------   ------    ------   ------    -----
Discontinued Operations....................      --         --    (24.8)    (11.6)      --        --    (30.8)   (12.8)
                                              -----      -----   ------    ------   ------    ------   ------    -----
Cumulative Effect of Change in Accounting
  Principle (Start-up Costs)...............      --         --       --        --       --        --    (12.1)      --
                                              -----      -----   ------    ------   ------    ------   ------    -----
        Totals.............................   $63.6      $64.3   $(25.2)   $(12.1)  $121.4    $118.9   $(45.7)   $(6.8)
                                              =====      =====   ======    ======   ======    ======   ======    =====

                         PIONEER INVESTMENT MANAGEMENT

     Pioneer Investment Management ("PIM") recorded second quarter net income of $9.4 million compared to net income of $9.6 million in the second quarter of 1998. PIM recorded net income of $17.5 million for the six months ended June 30, 1999, compared to $19.1 million for the six months ended June 30, 1998. The $1.6 million earnings decline was attributable primarily to higher expenses incurred to strengthen the investment management team, broaden and expand distribution, and enhance technology capabilities.

     PIM's assets under management at June 30, 1999 were approximately $24.1 billion compared to $23.0 billion at December 31, 1998. In the second quarter of 1999, sales of U.S. registered mutual funds (including reinvested dividends) were $1.1 billion, slightly below sales in the second quarter of 1998. Net sales were $0.1 billion, compared to net sales of $0.5 billion in the second quarter of 1998. For the six months ended June 30, 1999, sales of U.S. registered mutual funds (including reinvested dividends) were $2.0 billion, slightly below sales in the comparable 1998 period. Net sales were $0.1 billion, compared to net sales of $0.9 billion in the first six months of 1998.

     Revenues of $51.4 million in the second quarter of 1999 decreased by $2.4 million, or 4%. Management fee revenues of $34.4 million decreased by $0.2 million. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $2.1 million to $13.7 million, as increased shareholder service fees partially offset lower distribution fees. In September 1998, the Company sold its rights to receive future distribution fees and deferred sales charges from the distribution of Class B shares of Pioneer Mutual Funds. Since October 1, 1998, the Company has sold each month at a premium additional rights arising from sales of Class B shares. As a result, distribution fees have decreased significantly in 1999 as premiums were $1.0 million in the second quarter of 1999 compared to distribution fees of $4.4 million in the second quarter of 1998. In addition, the Company also experienced decreased expenses of $3.0 million as it no longer amortizes dealer advances.

     Revenues of $101.0 million in the first six months of 1999 decreased by $0.6 million, or 1%. Management fee revenues of $67.7 million increased by $1.9 million. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $2.7 million to $27.5 million, as increased shareholder service fees partially offset lower distribution fees.

     Costs and expenses decreased by $1.7 million in the second quarter of 1999 to $37.3 million principally from lower expenses associated with the amortization of dealer advances. For the six months ended June 30, 1999, costs and expenses of $74.3 million increased by $2.6 million. The expense increase resulted principally from higher payroll costs, mutual fund distribution expenses and higher costs related to additional office space.

     PIM's effective tax rate for the second quarter of 1999 was 33.3% compared to 35.5% in the second quarter of 1998. For the six months ended June 30, 1999, PIM's effective tax rate was 34.4% compared to 36.3% in the first six months of 1998. The decrease resulted principally from a change in Massachusetts' tax law that provided certain tax incentives to Massachusetts-based mutual fund companies which maintain and grow their Massachusetts employee base.

                    PIONEER INTERNATIONAL FINANCIAL SERVICES

     During the second quarter of 1999, Pioneer International Financial Services ("PIFS") lost $5.9 million on revenues of $7.3 million compared to a loss of $1.9 million on revenues of $7.0 million in the second quarter of 1998. A substantial portion ($5.6 million) of the second quarter 1999 loss occurred in Poland, of which $5.2 million was related to the Company's pension subsidiary that was established in conjunction with the Polish government's pension reform program. The pension subsidiary initiated efforts to solicit pension accounts by commencing an advertising campaign, hiring and training personnel, and incurring registration fees for its brokers. During the six months ended June 30, 1999, PIFS lost $9.2 million on revenues of $14.8 million compared to a loss of $3.0 million on revenues of $12.8 million in the six months ended June 30, 1998. Most of the first half loss ($8.3 million) occurred in Poland and was related to the Company's pension subsidiary.

     In April 1999, the Company reached agreement with Nationwide Global Holdings, Inc. to sell to it, for $20 million, a 30% interest in the Company's Polish pension subsidiary. As a result of the transaction, which received Polish regulatory approval in June 1999, the Company recognized a gain of approximately $12 million which was reflected as a credit to stockholders' equity in the second quarter. In addition, the Company has deconsolidated the Polish pension company as control is shared with Nationwide and has accounted for its investment in the pension company under the equity method retroactive to January 1, 1999. In the fourth quarter of 1998, when the pension company was formed, the Company reported losses of $0.2 million under the consolidation method.

     Under the Polish government's pension privatization program, eligible Polish citizens may select a private pension company (those under 30 years old must select a private pension company), such as Pioneer's subsidiary, before the end of 1999. Competition for these accounts, and the future asset growth associated with them, is fierce, with 18 companies currently competing for market share. In this market, customer acquisition costs will be very high in the first year, especially for advertising and commission expenses.

     The Company expects that the Polish pension company's quarterly rate of loss will decline substantially over the third and fourth quarters, primarily because (i) the Company will record only 70% of the pension company's operating results going forward, (ii) costs associated with establishing the current infrastructure will not be repeated, (iii) the advertising campaign will slow, and (iv) revenues will begin to grow.

     Year 2000 results for the pension company business are dependent upon the number and quality of the accounts, which will be finalized at year end, and the related commission expenses, which are amortized over a two year period. In 2000, however, the Company expects to incur substantially lower customer acquisition costs and, to a lesser degree lower general management and administrative expenses, than in 1999.

     The Company believes that the pension company has adequate capital resources to execute its business plan and does not expect to invest additional capital in this business for the foreseeable future.

                           PIONEER GLOBAL INVESTMENTS

     In the second quarter, Pioneer Global Investments lost $2.8 million on revenues of $4.9 million compared to losses of $7.6 million on revenues of $3.5 million in the second quarter of 1998. Timber losses were $6.7 million lower, more than offsetting a $1.7 million reduction in venture capital earnings.

     In the first half of 1999, Pioneer Global Investments lost $8.5 million on revenues of $5.6 million compared to losses of $8.8 million on revenues of $4.5 million in the first half of 1998. Timber losses were $8.5 million lower, more than offsetting the lower venture capital earnings of $7.5 million. The Company sold its U.S. venture capital operations in the first quarter of 1999 resulting in a loss of $3.4 million.

TIMBER BUSINESS

     The results of the timber business are substantially attributable to the operations of Forest-Starma, the Company's indirect wholly owned subsidiary. Forest-Starma harvests timber in the Khabarovsk Territory of Russia under a 49-year lease comprising 390,100 hectares (approximately 964,000 acres) in the aggregate with annual cutting rights of 555,000 cubic meters. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

     RESULTS OF OPERATIONS. For the three and six months ended June 30, 1999, the timber business lost $1.8 million and $2.7 million, respectively. During the corresponding periods in 1998, the timber business lost $8.5 million and $11.2 million, respectively. The decrease in losses was attributable principally to higher prices and production, and lower interest expense associated with an intercompany debt-to-equity conversion.

     TIMBER PRODUCTION AND SALES. Production during the three and six months ended June 30, 1999, was 72,000 and 158,000 cubic meters, respectively. This represents increases of 60% and 63%, respectively, compared with corresponding periods in 1998. Production costs for the second quarter of 1999 were approximately $56 per cubic meter, including approximately $10 per cubic meter of depreciation and amortization. Production costs were $100 per cubic meter in the second quarter of 1998. As a result of an increase in low grade saw logs and pulpwood in inventory, a $1.2 million lower of cost or market write-down of inventory was recorded at the end of the second quarter of 1999. During the second quarter of 1999, Forest-Starma shipped 99,000 cubic meters of timber at an average realized price of $43 per cubic meter. There were no shipments in the first quarter of 1999. During the three and six months ended June 30, 1998, Forest-Starma shipped 73,000 cubic meters and 82,000 cubic meters, respectively, at average realized prices of $36 per cubic meter and $35 per cubic meter, respectively.

     THIRD PARTY DEBT. Forest-Starma had $5.6 million of external debt outstanding at June 30, 1999. The Company is subject to recourse on this borrowing. Scheduled third-party debt service for the remainder of the year is expected to aggregate $0.9 million.

     RECENT DEVELOPMENTS. The Company is continuing discussions with several potential strategic partners as participants in its timber business.

                            DISCONTINUED OPERATIONS

     The following table summarizes discontinued operations for the three and six months ended June 30, 1999 and June 30, 1998:

                      LOSSES FROM DISCONTINUED OPERATIONS
                                ($ IN MILLIONS)

                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                  JUNE 30,                 JUNE 30,
                                             ------------------        ----------------
                                              1999       1998           1999      1998
                                             -------    -------        ------    ------
Discontinued gold mining...................  $(23.5)    $ (5.7)        $(29.4)   $ (6.9)
Discontinued powdered metals...............    (1.3)        --           (1.4)       --
Discontinued Russian banking...............      --       (5.9)            --      (5.9)
                                             ------     ------         ------    ------
          Total............................  $(24.8)    $(11.6)        $(30.8)   $(12.8)
                                             ======     ======         ======    ======

GOLD MINING

     In October 1998, the Company engaged the services of an investment banking firm to sell Pioneer Goldfields Limited ("PGL"), including its African exploration rights and its 90% equity interest in Teberebie Goldfields Limited ("TGL"), PGL's operating subsidiary. An offering document, which incorporated a new mine plan and revised reserve estimates, was circulated in the second quarter of 1999 to a select group of potential buyers. Several of these potential buyers began conducting due diligence efforts during July.

     During the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. In addition to PGL and TGL, the Company intends to dispose of Closed Joint-Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's majority owned (95%) Russian subsidiary, within one year. Losses from discontinued gold mining operations in the second quarter of 1999 were $23.5 million, including $5.9 million from second quarter 1999 operations and $17.6 million from the estimated loss on the disposition of the gold mining segment, principally from a provision for future operating losses during the phaseout period (through September 30, 1999 for PGL), closing costs associated with the transaction, income taxes payable from the transaction and the write-off of goodwill. The above referenced losses are management's best estimates of the current value of the gold mining operations. In this regard, the Company may record gains or incur additional losses, if any, as details, timing, and other events associated with the transaction unfold. There can be no assurance as to the price, timing, terms or completion of the proposed sale of PGL. Losses from discontinued gold mining operations were $5.7 million in the second quarter of 1998.

     Losses from discontinued gold mining operations in the first half of 1999 were $29.4 million, including $11.8 million from first half 1999 operations and $17.6 million from the estimated loss on the disposition of the gold mining segment. Losses from discontinued gold mining operations in the first half of 1998 were $6.9 million.

     The following summarizes the operations of TGL during the second quarter and six months ended June 30, 1999, compared to the second quarter and six months ended June 30, 1998.

     GOLD SALES. Revenues decreased by $0.1 million to $17.2 million in the second quarter of 1999 compared with 1998 as a $37 decrease in the average realized price of gold to $271 per ounce was largely offset by a 7,500 ounce, or 13%, increase in gold shipments to 63,500 ounces. Revenues decreased by $3.4 million to $37.2 million during the first half of 1999 compared with 1998 as a 11% decrease in the average realized gold price to $278 per ounce was offset partially by a 3% increase in gold sales to 133,600 ounces. During the second quarter and first half of 1998, the average realized price of gold included proceeds of $10 per ounce and $17 per ounce, respectively, from the sale of floor program options.

     GOLD PRODUCTION AND COSTS. The table below provides production results and compares TGL's cash costs and total costs per ounce for the three and six months ended June 30, 1999, with the comparable periods in 1998:

                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                       JUNE 30,                           JUNE 30,
                                  -------------------   INCREASE/    -------------------   INCREASE/
                                    1999       1998     (DECREASE)     1999       1998     (DECREASE)
                                  --------   --------   ----------   --------   --------   ----------
Production & shipment
  (ounces)......................   63,500     56,000       7,500      133,600    129,500      4,100
                                  =======    =======      ======     ========   ========     ======
Cash costs per ounce............      232        320         (88)         236        268        (32)
                                  -------    -------      ------     --------   --------     ------
     Total costs per ounce......  $   363    $   457      $  (94)    $    367   $    390     $  (23)
                                  =======    =======      ======     ========   ========     ======

     THIRD-PARTY DEBT. At the end of the first half of 1999, third-party debt aggregated $40 million, including $14.2 million from the Overseas Private Investment Corporation ("OPIC") for which the Company is subject to limited recourse, and $0.2 million from other sources which the Company guarantees. Scheduled third-party debt service for the remainder of 1999 is expected to aggregate $7.5 million, of which $5.9 million represents principal payments.

POWDERED METALS

     The Company intends to dispose of its powdered metals operations. Losses of $1.3 million for the second quarter and $1.4 million for the six months ended June 30, 1999 included $1.0 million from the estimated loss on the disposition of this business, including closing costs associated with the disposition and a provision for future operating losses.

RUSSIAN BANKING OPERATIONS

     In the third quarter of 1998, the Company decided to liquidate its Russian banking operations. Accordingly, losses of $5.9 million ($0.23 per share) for the three months and six months ended June 30, 1998 have been reported as discontinued operations. In December 1998, the Company sold its stock in the bank to an unrelated third party.

                                     OTHER

     The Company had net interest expense and other expenses of $1.1 million in the second quarter of 1999 compared to $0.6 million in the second quarter of 1998. For the six months ended June 30, 1999, net interest and other expenses were $2.6 million compared to $1.3 million in the first six months of 1998. The increased expenses for both periods resulted from corporate overhead no longer allocated to discontinued operations, corporate interest no longer allocated to the timber business as a result of the intercompany debt-to-equity conversion and mark-to-market adjustments on the Company's interest rate protection agreements.

                        RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The new standard, which the Company adopted in the first quarter of 1999, required that entities expense costs of start-up activities as those costs are incurred. The Company had capitalized certain pre-operating costs in connection with its natural resource operations, and had capitalized certain organizational costs associated with its financial services operations. In the first quarter of 1999, as a result of this new standard, the Company recorded a cumulative effect of a change in accounting principle of approximately $12.1 million related principally to its timber operations.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     The Company's liquid assets consisting of cash and marketable securities decreased by $15.5 million in the first half of 1999 to $32.3 million principally related to the payment of current federal taxes arising from the Company's 1998 sale of its rights to receive future distribution fees and deferred sales charges from the distribution of Class B shares of its U.S. based mutual funds.

     During the second quarter of 1999, the Company and its commercial banking syndicate amended its senior credit facility, which, among other things, reduced, at the Company's request, the availability under the facility from $80 million to $65 million and shortened the maturity date to March 31, 2001. For a description of the Company's $65 million senior credit facility and $20 million senior notes, including interest rates and applicable covenants, see Note 5 (Notes Payable) to Notes to the Company's Consolidated Financial Statements included elsewhere in this Quarterly Report. At June 30, 1999, the Company had borrowed $40 million under the senior credit facility and had $20 million of senior notes outstanding.

                            ------------------------

     THE COMPANY BELIEVES THAT IT IS IN SOUND FINANCIAL CONDITION, THAT IT HAS SUFFICIENT LIQUIDITY FROM OPERATIONS AND FINANCING FACILITIES TO COVER SHORT-TERM COMMITMENTS AND CONTINGENCIES AND THAT IT HAS ADEQUATE CAPITAL RESOURCES TO PROVIDE FOR LONG-TERM COMMITMENTS.

                            FUTURE OPERATING RESULTS

     Certain of the information contained in this Quarterly Report, including, without limitation, information with respect to the Company's plans and strategies for its domestic and international financial services and global investment business units, liquidity and capital resources and Year 2000 plans, consists of forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. All forward-looking statements are based on currently available information and management expectations that involve substantial risks and uncertainties that could cause actual results to differ materially from expectations. Important factors that could cause actual results to differ materially from those indicated by the forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time include, but are not limited to, the following as well as the factors presented below under Year 2000 and in the Company's most recent Annual Report on Form 10-K:

     The Company derives a significant portion of its revenues from investment management fees and underwriting and shareholder services fees. Success in the investment management and mutual fund share distribution businesses is substantially dependent on investment performance. Good performance stimulates sales of shares and tends to keep redemptions low. Sales of shares result in increased assets under management, which, in turn, generate higher management fees. Good performance also attracts institutional accounts. Conversely, relatively poor performance results in decreased sales and increased redemptions and the loss of institutional accounts, with corresponding decreases in revenues to the Company. In addition, investment performance is affected in part by economic and market conditions which are beyond the control of the Company. Finally, four of the Company's mutual funds (including three of the four largest funds) have management fees which are adjusted based upon the funds' performance relative to the performance of an established index. As a result, management fee revenues may be subject to unexpected volatility.

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

     Pioneer Investment Management is subject to extensive regulation in the United States, including by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. The Company is also subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. The failure of the Company and its subsidiaries to comply with applicable laws or regulations could result in fines, suspensions of personnel or other sanctions. Changes in laws or regulations or in government policies could have a material adverse effect on the Company.

     The Company has a significant number of operations and investments located outside of the U.S., including the timber operations in the Russian Far East and the financial services operations in Eastern and Central Europe. Foreign operations and investments may be adversely affected by exchange controls, currency fluctuations, taxation, political and economic instability, ineffective regulatory oversight and laws or policies of the particular countries in which the Company may have operations. There is no assurance that the Company can obtain permits, authorizations, regulatory approvals and agreements to implement plans at its foreign projects under conditions or within time frames that make such plans economically feasible. Also, there can be no assurance that applicable laws or the governing political authorities will not change unfavorably or that such changes will not result in the Company having to incur material additional expenditures.

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

     MANAGEMENT. The Company is executing and managing its Year 2000 project activities at several levels within the organization, including:

     - Regular senior-level management briefings.

     - Regular Company Audit Committee briefings.

     - Oversight subcommittee established by the Trustees of the Company's U.S. mutual funds.

     - Year 2000 Steering Committee comprised of representatives from all operational areas empowered to review progress and ensure the successful completion of the Year 2000 project.

     - Year 2000 project office responsible for centralized monitoring, reporting and support of project activities.

     - Managers throughout the Company responsible for executing local Year 2000 plans.

     The Company is separately tracking the Year 2000 readiness of each of its operating units and has created comprehensive reporting for each project team worldwide. The Company has developed reports to monitor risk management and project status for both systems and vendors and has utilized the services of outside companies and consultants specializing in Year 2000 issues.

     APPROACH AND STATUS. The Company's Year 2000 initiative addresses hardware, software, embedded systems and vendor systems and consists of the following six phases:

     - Awareness -- communicating management's commitment to identify and resolve Year 2000 issues.

     - Inventory, Assessment, and Planning -- identifying all systems and vendors with potential Year 2000 problems, rating the business criticality of each, and planning for all project tasks.

     - Repair -- executing all necessary system remediation plans.

     - Testing -- ensuring that all remediated systems function correctly in both current date and future date environments.

     - Contingency Planning -- developing contingency plans and business continuity strategies for each business unit.

     - Vendor Analysis -- working closely with all important third parties to ensure that their systems and business process have been evaluated and corrected adequately for any potential Year 2000 issues.

     The Company has completed the awareness, assessment and repair phases of the project with respect to all of its core systems. To date, the Company has performed stand-alone testing on all of its core information technology applications. During the second quarter of 1999, the Company conducted an integrated test of all systems critical to the domestic mutual fund business. This test successfully validated that the data flow among the Company's systems would function properly in a future-dated scenario. The Company also participated in industry-wide testing sponsored by the Securities Industry Association. In this testing, performed in conjunction with the National Securities Clearing Corporation and other key third parties, the Company successfully processed mutual fund transactions in a future-dated environment. The contingency planning phase has been ongoing and will continue throughout 1999. The Company has assessed the Year 2000 readiness of all critical third parties but will continue to monitor the status of these external parties through the end of the project.

     CERTAIN RISKS AND CONTINGENCY PLANNING. The Company segregates Year 2000 risks into four areas: (i) systems, (ii) vendors, (iii) capital markets infrastructure and (iv) basic infrastructure.

     Systems. Although the majority of the Company's most critical "core" applications are provided by third parties, most of these applications are relatively new and all have been certified as Year 2000 compliant. As a result of successful testing, the Company believes that their systems will operate properly after January 1, 2000.

     Vendors. The Company has been monitoring closely the Year 2000 progress of all critical third parties and to date has not identified a need to replace any of these providers.

     Capital markets infrastructure. Particularly in the U.S., the Company is heavily reliant upon functional capital markets (trading, clearing and settlement). The successful industry-wide tests mitigated the Company's concerns regarding the Year 2000 readiness of the domestic trading and settlement infrastructure.

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

     Internationally, the outlook is less certain with respect to the Year 2000 readiness of third parties and infrastructure elements. The Company has indigenous operations in a number of foreign countries, and these countries have demonstrated various levels of awareness and readiness with respect to Year 2000 issues. The Company is preparing its systems and evaluating its vendors in each of these operations in the same manner as in the U.S. Nevertheless, the Company is subject to risks imposed by infrastructure failures beyond its control in the countries in which it has operations.

     As part of its normal business procedures, the Company has disaster recovery plans in place to address potential infrastructure failures, including basic services such as electrical power and telecommunications. The Company is leveraging and enhancing those plans to address potential Year 2000 scenarios. With respect to Year 2000 issues, the Company's approach to contingency planning has two additional components: (i) ensuring the Company's ability to achieve Year 2000 compliance, even in the event of a vendor failure in 1999 and (ii) preparing business continuity plans for various potential failure scenarios which, despite the Company's best efforts, could occur on or around January 1, 2000.

     Since mid-1998, the Company has had Year 2000 contingency plans in place to address century transition issues with respect to all of its primary systems and operations. To date, substantially all of the Company's operating units have developed contingency plans. The Company and its subsidiaries continue to review these plans to ensure their adequacy as internal systems and/or business conditions evolve. Contingency planning is an inherently complex and dynamic process that must adapt to changes affecting the Company's operations. The Company has announced internally that from October 1, 1999 through February 1, 2000, there will be a freeze on the introduction of any new computer code. Because there will be no significant system changes during this period, the Company does not foresee a need to alter any of its contingency plans to accommodate system changes. Nonetheless, the Company will continue to monitor business conditions and infrastructure elements affecting its primary systems and operations to ensure that no changes on these levels necessitate revisions to the existing contingency plans. If the Company identifies any significant changes, it will refine its contingency plans.

     COSTS. Total Year 2000 project costs are based on currently available information and management's estimates with respect to the costs of repairing and replacing software, hardware, embedded systems and vendor systems and are subject to change. For this purpose, the Company defines costs as incremental expenditures, and cost estimates include both period costs and disbursements that typically would be treated as capital. Estimates do not include overhead with respect to the portion of certain employees' time allocated to the Year 2000 project or opportunity costs associated with other projects that may have been delayed by the Year 2000 project.

     As of June 30, 1999, the Company had incurred and expensed approximately $1.9 million in connection with its Year 2000 project. The Company estimates its total remaining costs to be approximately $500,000, which will be expensed as incurred during 1999. All Year 2000 project costs have been and, the Company believes, will continue to be funded from operating cash flows.

     Year 2000 project costs are relatively minimal primarily because the Company owns little internally developed code. The result of the Company's strategy of outsourcing technology-based operations is that it has only a small base of proprietary code that it must analyze and remediate. Consequently, the cost of the Year 2000 compliance efforts are not expected to be material to the Company's financial position. The Company also believes that it will not incur significant Year 2000 related costs on behalf of third parties from which it purchases technology or outsourced technology-based functions.

     GENERAL. The Company's ability to complete its Year 2000 project by the dates projected and the total costs incurred to accomplish those efforts are based on estimates of the Company's management in reliance on certain assumptions. Such assumptions include, among others, the Company's ability to locate and identify all potential Year 2000 issues in the systems it uses, successful remediation efforts by the Company's vendors and other third parties upon which it relies, the continued availability of personnel capable of carrying out the Year 2000 project efforts and the availability of suitable alternative software and systems. There can be no assurances that management's reliance on such assumptions will prove to be valid. The failure of any of these assumptions to hold true or the existence of additional significant uncertainties could result in the inaccurateness of any of the foregoing estimates. As a result, actual completion of the Company's Year 2000 project could be later than anticipated or involve costs materially higher than those estimated. Finally, investors in the Company's funds who are concerned about the Year 2000 problem could withdraw their investments, which in turn would reduce assets under management and related management fee revenues. The Company's financial condition could be adversely affected if it experienced any of the problems associated with the risks described above.

     The impact of any such failures on the Company's customers or other third parties could vary significantly, as could such customers' or third parties' definitions of Year 2000 compliance. Therefore, the extent of any claims resulting from such failures is difficult to estimate. There can be no assurance that the costs of resolving any such claims will not materially affect the Company's business, financial condition or results of operations.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     The 1999 Annual Meeting of Stockholders (the "Annual Meeting") was held on May 18, 1999. At the Annual Meeting, the following persons were elected to serve as directors until the next Annual Meeting of Stockholders and thereafter until successors are duly elected and qualified: Robert L. Butler, John F. Cogan, Jr., Maurice Engelman, Alan J. Strassman, Jaskaran S. Teja, David D. Tripple and John
H. Valentine.

     At the Annual Meeting, the stockholders approved an amendment to the Company's 1997 Stock Incentive Plan (the "Plan") to increase the number of shares of the Company's common stock reserved for issuance under the Plan from 1,500,000 shares to 3,000,000 shares.

     The stockholders also voted at the Annual Meeting to ratify the selection of Arthur Andersen LLP as the Company's independent accountants for the 1999 fiscal year.

ELECTION OF DIRECTORS                                            FOR           WITHHELD
---------------------                                         ----------       ---------
Robert L. Butler............................................  22,375,686         873,038
John F. Cogan, Jr...........................................  22,355,337         893,387
Maurice Engleman............................................  22,423,436         825,288
Alan J. Strassman...........................................  22,450,760         797,964
Jaskaran S. Teja............................................  22,184,570       1,064,154
David D. Tripple............................................  22,453,525         795,199
John H. Valentine...........................................  22,423,328         825,396

                                                                                            BROKER
                                                         FOR        AGAINST     ABSTAIN    NON-VOTES
                                                      ----------   ---------   ---------   ---------
Approval of amendment to the 1997 Stock Incentive
  Plan..............................................  14,529,684   4,680,283   1,075,174   2,963,583
Ratification of Arthur Andersen LLP as Independent
  Accountants for the 1999 Fiscal Year..............  22,929,189     273,175      46,360           0

ITEM 5.  OTHER INFORMATION

  Stockholder Proposals for 2000 Annual Meeting

     As set forth in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, stockholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934 for inclusion in the Company's proxy materials for its 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting") must be submitted in writing to the attention of the Company's Chief Financial Officer at the Company's principal office no later than December 15, 1999.

     In addition, the Company's By-laws require that the Company be given advance notice of stockholder nominations for election to the Company's Board of Directors and of other matters that the Stockholders wish to present for action at an annual meeting of stockholders (other than matters included in the Company's proxy statement in accordance with Rule 14a-8). The required notice must be made in writing, include the information required by the By-laws, be delivered or mailed by first class United States mail, postage prepaid to the Chief Financial Officer of the Company at the principal offices of the Company, and be received not less than 60 days nor more than 90 days prior to the 2000 Annual Meeting; provided, however, that if less than 70 days notice or prior public disclosure of the date of the meeting is given to stockholders, such nomination or other proposal shall have been mailed or delivered to the Chief Financial Officer of the Company not later than the close of business on the 10th day following the date on which the notice of the meeting was mailed or such public disclosure was made, whichever occurs first. The Company currently expects to hold its 2000 Annual Meeting on May 16, 2000. Assuming that this date does not change, in order to comply with the time period set forth in the Company's By-laws, notice of a stockholder proposal or director nomination would need to be made no earlier than February 15, 2000 and no later than March 17, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-K

     (a) Exhibits

        The Exhibits filed with this Quarterly Report on Form 10-Q are listed on the "Exhibit Index" below and incorporated by reference herein.

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

Dated:  August 11, 1999

                                            THE PIONEER GROUP, INC.

                                                   /s/ ERIC W. RECKARD
                                            ------------------------------------
                                                      Eric W. Reckard,
                                                  Executive Vice President
                                                Chief Financial Officer and
                                                         Treasurer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------   ------------------------------------------------------------
     10.1        Amendment No. 8 to Credit Agreement dated as of June 30,
                 1999, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                 Bank of Boston.
     10.2        Supplemental Agreement No. 4 to Note Agreement dated as of
                 June 30, 1999, by and between the Company and Travelers
                 Insurance Company.
     10.3        Amendment to Finance Agreement dated as of June 3, 1999
                 between Closed Joint-Stock Company "Forest-Starma" and
                 Overseas Private Investment Corporation.
     10.4        Amendment to Project Completion Agreement dated as of June
                 3, 1999 among Closed Joint-Stock Company "Forest-Starma",
                 the Company, Pioneer Forest, Inc., International Joint-Stock
                 Company "Starma-Holding" and Overseas Private Investment
                 Corporation.
     10.5        Agreement with respect to Project Completion Agreement dated as of June 3, 1999 among Closed Joint-Stock Company
                 "Forest-Starma", Pioneer Forest, Inc. and Overseas Private
                 Investment Corporation.
     10.6        Contract of Pledge of Shares in Closed Joint Stock Company
                 "Forest-Starma" dated as of June 3, 1999 between Pioneer
                 Forest, Inc. and Overseas Private Investment Corporation.
    27.99        Financial Data Schedule.

    27.98        Financial Data Schedule.