Form 10-Q
period 1999-09-30
PIONEER GROUP INC
filed 1999-11-12
CIK 733060

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

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

   As of September 30, 1999, there were 26,503,913 shares of the Registrant's
        Common Stock, $.10 par value per share, issued and outstanding.

================================================================================

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................    $ 42,148        $ 44,212
Restricted cash.............................................      10,975           5,512
Investment in marketable securities, at fair value..........       4,482           3,638
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................      11,805          14,072
    From Pioneer Family of Mutual Funds.....................      19,509          17,334
    For securities sold.....................................         803           1,089
    Other...................................................       8,796          15,247
Timber inventory............................................       5,026           3,585
Other current assets........................................      10,515          13,310
Current assets net of current liabilities of discontinued
  operations................................................          --           1,011
                                                                --------        --------
        Total current assets................................     114,059         119,010
                                                                --------        --------
NONCURRENT ASSETS:
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $16,509 in 1999 and $14,900 in
  1998).....................................................      15,289          16,572
Long-term venture capital investments, at fair value (cost
  $55,773 in 1999 and $117,547 in 1998).....................      49,552         129,560
Long-term investments, at lower of cost or fair value.......       7,063           7,006
Timber operations:
    Timber equipment and facilities (net of accumulated
     depreciation of $7,226 in 1999 and $5,346 in 1998).....      18,835          18,800
    Deferred timber development costs (net of accumulated
     amortization of $3,152 in 1999 and $2,841 in 1998).....       7,144          19,031
Building (net of accumulated depreciation of $1,928 in 1999
  and $1,413 in 1998).......................................      24,599          25,136
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $17,695 in
  1999 and $13,146 in 1998).................................      18,064          20,169
Other noncurrent assets.....................................      29,641          15,016
Noncurrent assets net of noncurrent liabilities of
  discontinued operations...................................      46,295          68,918
                                                                --------        --------
        Total noncurrent assets.............................     216,482         320,208
                                                                --------        --------
                                                                $330,541        $439,218
                                                                ========        ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................    $ 11,796        $ 14,053
Accounts payable............................................       8,011           9,162
Accrued expenses............................................      46,012          30,621
Brokerage liabilities.......................................      10,375           5,669
Accrued income taxes........................................       4,057          19,647
Current portion of notes payable............................       1,345           1,818
Current liabilities net of current assets of discontinued
  operations................................................      39,929              --
                                                                --------        --------
        Total current liabilities...........................     121,525          80,970
                                                                --------        --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................      64,541          99,035
                                                                --------        --------
        Total noncurrent liabilities........................      64,541          99,035
                                                                --------        --------
        Total liabilities...................................     186,066         180,005
                                                                --------        --------
Minority interest...........................................      61,438         104,411
                                                                --------        --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $0.10 par value; authorized 60,000,000
     shares; issued 26,508,198 shares in 1999 and 26,134,103
     shares in 1998.........................................       2,651           2,613
    Paid-in capital.........................................      46,839          30,110
    Retained earnings.......................................      45,260         133,013
    Treasury stock at cost, 4,285 shares in 1999 and 11,303
     shares in 1998.........................................        (111)           (265)
    Cumulative translation adjustment.......................      (2,664)         (1,855)
                                                                --------        --------
                                                                  91,975         163,616
    Less -- Deferred cost of restricted common stock
     issued.................................................      (8,938)         (8,814)
                                                                --------        --------
        Total stockholders' equity..........................      83,037         154,802
                                                                --------        --------
                                                                $330,541        $439,218
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        -------------------------   -------------------------
                                                           1999          1998          1999          1998
                                                        -----------   -----------   -----------   -----------
Revenues and sales:
    Investment management fees........................  $    37,216   $    34,506   $   108,875   $   105,247
    Underwriting commissions and distribution fees....        3,365         7,694        11,434        22,203
    Shareholder services fees.........................       10,832         8,243        32,742        23,737
    Net revenues from brokerage activities............          284          (828)        1,154         1,240
    Trustee fees and other income.....................        7,189        13,290        21,797        26,439
                                                        -----------   -----------   -----------   -----------
    Revenues from financial services businesses.......       58,886        62,905       176,002       178,866
    Timber sales......................................        5,223         3,059         9,499         5,941
                                                        -----------   -----------   -----------   -----------
         Total revenues and sales.....................       64,109        65,964       185,501       184,807
                                                        -----------   -----------   -----------   -----------
Costs and expenses:
    Management, distribution, shareholder service and
      administrative expenses.........................       50,116        58,372       149,757       155,794
    Timber operating costs and expenses...............        7,125         6,764        12,196        18,838
                                                        -----------   -----------   -----------   -----------
         Total costs and expenses.....................       57,241        65,136       161,953       174,632
                                                        -----------   -----------   -----------   -----------
Other (income) expense:
    Unrealized and realized (gains) losses on venture
      capital and marketable securities investments,
      net.............................................          (68)       13,824         2,814           780
    Equity in (earnings) losses of affiliated
      companies.......................................        2,217            --         9,852           (51)
    Interest expense..................................        1,207         2,929         5,069         8,510
                                                        -----------   -----------   -----------   -----------
         Total other (income) expense.................        3,356        16,753        17,735         9,239
                                                        -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  provision for income taxes and minority interest....        3,512       (15,925)        5,813           936
                                                        -----------   -----------   -----------   -----------
Provision for income taxes............................        2,858         1,966         6,626        11,129
                                                        -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  minority interest...................................          654       (17,891)         (813)      (10,193)
                                                        -----------   -----------   -----------   -----------
Minority interest.....................................         (168)      (10,102)        1,146        (8,403)
                                                        -----------   -----------   -----------   -----------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting
  principle...........................................          822        (7,789)       (1,959)       (1,790)
Loss from discontinued operations.....................      (42,844)       (8,688)      (73,682)      (21,470)
Cumulative effect of change in accounting principle,
  (start-up costs, net of income taxes of $261).......           --            --       (12,112)           --
                                                        -----------   -----------   -----------   -----------
Net income (loss).....................................  $   (42,022)  $   (16,477)  $   (87,753)  $   (23,260)
                                                        ===========   ===========   ===========   ===========
Basic earnings (loss) per share:
    Continuing operations.............................  $      0.03   $     (0.31)  $     (0.08)  $     (0.07)
    Discontinued operations...........................        (1.65)        (0.34)        (2.84)        (0.86)
    Cumulative effect of change in accounting
      principle.......................................           --            --         (0.47)           --
                                                        -----------   -----------   -----------   -----------
         Total basic earnings (loss) per share........  $     (1.62)  $     (0.65)  $     (3.39)  $     (0.93)
                                                        ===========   ===========   ===========   ===========
Diluted earnings (loss) per share:
    Continuing operations.............................  $      0.03   $     (0.31)  $     (0.08)  $     (0.07)
    Discontinued operations...........................        (1.63)        (0.34)        (2.83)        (0.85)
    Cumulative effect of change in accounting
      principle.......................................           --            --         (0.47)           --
                                                        -----------   -----------   -----------   -----------
         Total diluted earnings (loss) per share......  $     (1.60)  $     (0.65)  $     (3.38)  $     (0.92)
                                                        ===========   ===========   ===========   ===========
Dividends per share...................................           --   $        --            --   $     (0.20)
                                                        ===========   ===========   ===========   ===========
Basic shares outstanding..............................   26,014,000    25,207,000    25,897,000    25,091,000
                                                        ===========   ===========   ===========   ===========
Diluted shares outstanding............................   26,238,000    25,207,000    25,972,000    25,325,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................  $(87,753)   $(23,260)
 Less net income (loss) of discontinued operations..........   (73,682)    (21,470)
 Less cumulative effect of change in accounting principle...   (12,112)         --
                                                              --------    --------
 Net income (loss) from continuing operations...............  $ (1,959)   $ (1,790)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................    13,085      20,727
   Unrealized and realized gains (losses) on venture
     capital, marketable securities, and long term
     investments, net.......................................     2,814         780
   Equity in (earnings) losses of affiliated companies......     9,852         (51)
   Restricted stock plan expense............................     2,424       2,273
   Deferred income taxes....................................    (4,100)    (21,356)
   Minority interest........................................     1,146      (8,403)
 Changes in operating assets and liabilities:
   Investments in marketable securities, net................      (930)      4,441
   Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................     2,267       1,314
   Receivables for securities sold..........................       286      10,410
   Receivables from Pioneer Family of Mutual Funds and
     other..................................................     4,017       3,816
   Receivable from sale of Class B share rights.............        --     (61,731)
   Timber inventory.........................................    (1,441)      3,394
   Other current assets.....................................     1,151      (5,024)
   Other noncurrent assets..................................     1,644        (783)
   Payable to funds for shares sold.........................    (2,257)     (1,339)
   Accrued expenses and accounts payable....................    13,879       8,289
   Brokerage liabilities....................................     4,706      (8,796)
   Accrued income taxes.....................................   (15,003)     12,016
                                                              --------    --------
       Total adjustments and changes in operating assets and
       liabilities..........................................    33,540     (40,023)
                                                              --------    --------
       Net cash provided by (used in) continuing operating
       activities...........................................    31,581     (41,813)
                                                              --------    --------
       Net cash provided by (used in) discontinued operating
       activities...........................................       480       7,742
                                                              --------    --------
       Net cash provided by (used in) operating
       activities...........................................    32,061     (34,071)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to furniture, equipment and leasehold
   improvements.............................................    (4,488)     (8,714)
 Building...................................................        22        (513)
 Long-term venture capital investments......................      (884)    (30,117)
 Proceeds from sale of long-term venture capital
   investments..............................................       909      21,248
 Proceeds from sale of domestic venture capital
   operations...............................................    34,945          --
 Deferred timber development costs..........................        --         357
 Purchase of timber equipment and facilities................    (1,915)     (1,732)
 Other investments..........................................      (502)     (2,582)
 Proceeds from sales of other investments...................        --       1,103
 Cost of acquisition in excess of net assets acquired.......      (169)        (50)
 Deconsolidation of pension company subsidiary..............   (10,070)         --
 Purchase of long-term investments..........................      (111)       (827)
 Proceeds from sale of long-term investments................       644       5,007
                                                              --------    --------
       Net cash provided by (used in) continuing investing
       activities...........................................    18,381     (16,820)
                                                              --------    --------
       Net cash (used in) investing activities, discontinued
       operations...........................................    (4,874)     (6,888)
                                                              --------    --------
       Net cash provided by (used in) investing
       activities...........................................    13,507     (23,708)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid.............................................        --      (5,079)
 Liquidation of venture capital partnership.................    (1,972)         --
 Distributions to limited partners of venture capital
   subsidiary...............................................    (1,288)        (68)
 Amounts raised by venture capital investment
   partnerships.............................................        --      17,903
 Sale of stock by subsidiary................................       555          --
 Employee stock purchase plan...............................       349         474
 Exercise of stock options..................................     1,139       3,391
 Restricted stock plan award................................        16          28
 Dealer advances............................................        --      32,797
 Revolving credit agreement (repayments) borrowings, net....   (30,000)     22,500
 Repayments of notes payable................................    (4,967)     (4,805)
 Reclassification of restricted cash........................    (5,463)     (1,351)
                                                              --------    --------
       Net cash provided by (used in) continuing financing
       activities...........................................   (41,631)     65,790
                                                              --------    --------
       Net cash (used in) financing activities, discontinued
       operations...........................................    (5,726)     (9,494)
                                                              --------    --------
       Net cash provided by (used in) financing
       activities...........................................   (47,357)     56,296
                                                              --------    --------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS...........................................      (275)       (211)
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (2,064)     (1,694)
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    44,212      50,421
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 42,148    $ 48,727
                                                              ========    ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

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

     During the first quarter of 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants' (the "AICPA") SOP 98-5, "Reporting on the Costs of Start-Up Activities." The new standard requires that entities expense costs of start-up activities as those costs are incurred. The Company had capitalized certain pre-operating costs in connection with its natural resource operations, and had capitalized organizational costs associated with its financial services operations. Adoption of this statement resulted in a write-off of unamortized start-up costs of $12.1 million, or $0.47 per share, which is reflected in the accompanying consolidated financial statements as a change in accounting principle. The amount of pro forma net income in the first quarter of 1998 did not differ materially from the amount reported after giving effect to the change in accounting principle.

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

     Income taxes paid were $23,290,000 and $14,794,000 for the nine months ended September 30, 1999, and September 30, 1998, respectively. In addition, interest paid was $7,223,000 for the nine months ended September 30, 1999, and $8,167,000 for the nine months ended September 30, 1998.

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

                                                     NET                EARNINGS/
                                                   INCOME/                (LOSS)
                                                   (LOSS)     SHARES    PER SHARE
                                                  ---------   -------   ----------
                                                  (DOLLARS AND SHARES IN THOUSANDS
                                                     EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 9/30/99
Basic earnings per share calculation:
Continuing operations...........................  $    822    26,014      $ 0.03
Discontinued operations.........................  $(42,844)   26,014      $(1.65)
                                                  --------    ------      ------
          Total.................................  $(42,022)   26,014      $(1.62)
                                                  ========    ======      ======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1999

                                                     NET                EARNINGS/
                                                   INCOME/                (LOSS)
                                                   (LOSS)     SHARES    PER SHARE
                                                  ---------   -------   ----------
                                                  (DOLLARS AND SHARES IN THOUSANDS
                                                     EXCEPT PER SHARE AMOUNTS)
Options.........................................                 224
Restricted stock................................                  --
                                                              ------
Diluted earnings per share calculation:
Continuing operations...........................  $    822    26,238      $ 0.03
Discontinued operations.........................  $(42,844)   26,238      $(1.63)
                                                  --------    ------      ------
          Total.................................  $(42,022)   26,238      $(1.60)
                                                  ========    ======      ======
FOR THE THREE MONTHS ENDED 9/30/98
Basic earnings per share calculation:
Continuing operations...........................  $ (7,789)   25,207      $(0.31)
Discontinued operations.........................  $ (8,688)   25,207      $(0.34)
                                                  --------    ------      ------
          Total.................................  $(16,477)   25,207      $(0.65)
                                                  ========    ======      ======
Options.........................................                  --
Restricted stock................................                  --
Diluted earnings per share calculation:
Continuing operations...........................  $ (7,789)   25,207      $(0.31)
Discontinued operations.........................  $ (8,688)   25,207      $(0.34)
                                                  --------    ------      ------
          Total.................................  $(16,477)   25,207      $(0.65)
                                                  ========    ======      ======
FOR THE NINE MONTHS ENDED 9/30/99
Basic earnings per share calculation:
Continuing operations...........................  $ (1,959)   25,897      $(0.08)
Discontinued operations.........................  $(73,682)   25,897      $(2.84)
Cumulative effect of change in accounting
  principle.....................................  $(12,112)   25,897      $(0.47)
                                                  --------    ------      ------
          Total.................................  $(87,753)   25,897      $(3.39)
                                                  ========    ======      ======
Options.........................................                  75
Restricted stock................................                  --
                                                              ------
Diluted earnings per share calculation:
Continuing operations...........................  $ (1,959)   25,972      $(0.08)
Discontinued operations.........................  $(73,682)   25,972      $(2.83)
Cumulative effect of change in accounting
  principle.....................................  $(12,112)   25,972      $(0.47)
                                                  --------    ------      ------
          Total.................................  $(87,753)   25,972      $(3.38)
                                                  ========    ======      ======
FOR THE NINE MONTHS ENDED 9/30/98
Basic earnings per share calculation:
Continuing operations...........................  $ (1,790)   25,091      $(0.07)
Discontinued operations.........................  $(21,470)   25,091      $(0.86)
                                                  --------    ------      ------
          Total.................................  $(23,260)   25,091      $(0.93)
                                                  --------    ------      ------
Options.........................................                 251
Restricted stock................................                 (17)
                                                              ------
Diluted earnings per share calculation:
Continuing operations...........................  $ (1,790)   25,325      $(0.07)
Discontinued operations.........................  $(21,470)   25,325      $(0.85)
                                                  --------    ------      ------
          Total.................................  $(23,260)   25,325      $(0.92)
                                                  ========    ======      ======

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1999

NOTE 3 -- COMPREHENSIVE INCOME

     The Company adopted SFAS 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the nine months ended September 30, 1999 and 1998.

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                      --------------------
                                                        1999       1998
                                                      --------   ---------
                                                         (DOLLARS) IN
                                                            THOUSANDS
Net income (loss)...................................  $(87,753)  $(23,260)
                                                      --------   --------
Other comprehensive income (expense):
  Foreign currency translation adjustments..........      (809)      (510)
                                                      --------   --------
Other comprehensive income (expense)................      (809)      (510)
                                                      --------   --------
Comprehensive (loss)/income.........................  $(88,562)  $(23,770)
                                                      ========   ========

NOTE 4 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD") is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, requires PFD to maintain a specified amount of net capital. Net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $1,145,217 at September 30, 1999, which exceeded required net capital of $250,000 by $895,217.

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

NOTE 5 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                                 (DOLLARS)IN THOUSANDS
Senior Credit Facility......................................     $40,000        $ 70,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 9.45%.....      20,000          20,000
Small Business Administration ("SBA") financing, notes
  payable to a bank.........................................          --           3,750
Note payable to a bank, interest and principal payable
  monthly at the one-month Warsaw Bank rate plus 1.75%
  through August 2002.......................................         306             447
Note payable to a bank, interest payable quarterly at the
  three month LIBOR rate plus 6%, principal due in eight
  quarterly installments through January, 1999, secured by
  lease rental payments and proceeds from insurance
  policies..................................................          --             456
Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 9.95%...........................       5,580           6,200
                                                                 -------        --------
                                                                  65,886         100,853
Less: Current portion.......................................      (1,345)         (1,818)
                                                                 -------        --------
                                                                 $64,541        $ 99,035
                                                                 =======        ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1999

     Maturities of notes payable at September 30, 1999, for each of the next five years and thereafter are as follows (dollars in thousands):

10/1/99 - 9/30/00...........................................  $ 1,345
10/1/00 - 9/30/01...........................................   41,379
10/1/01 - 9/30/02...........................................    1,302
10/1/02 - 9/30/03...........................................    1,240
10/1/03 - 9/30/04...........................................   20,620
Thereafter..................................................       --
                                                              -------
                                                              $65,886
                                                              =======

     At September 30, 1999, the Company had $36 million of debt attributable to its discontinued gold mining operations. Scheduled debt service for the remainder of 1999 is expected to aggregate $2.2 million, of which $1.8 million represents principal payments.

     In June 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility, which has been amended from time to time (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $55 million for general corporate purposes. The Credit Facility contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries and certain mergers and sales of assets. Additionally, the Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. The Company is in compliance with all applicable covenants. At September 30, 1999, the Company had borrowed $40 million under the Credit Facility.

     As of September 30, 1999, the Company had two five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $60 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.90%, plus the applicable margin of 2.25% on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the Credit Facility. The Company has incurred approximately $955,000 and $876,000 of interest expense on these swap agreements during the nine months ended September 30, 1999 and September 30, 1998, respectively. During June 1999, the Company unwound $40 million of overhedged swaps and recognized $426,000 of income on the transaction. At September 30, 1999, the Company had $20 million of overhedged swaps and recognized approximately $191,000 of expense during the nine months ended September 30, 1999, in accordance with generally accepted accounting principles, related to these swaps. At September 30, 1999, the fair value of the swaps was ($959,000), compared to a book value of ($293,000). If the Company were to terminate these agreements, it would be required to pay an amount approximating fair value.

     In 1997, the Company entered into an agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 8.95% per annum, have a maturity of seven years. The restrictions and financial covenants under the Note Agreement are substantially similar to the amended restrictions and financial covenants under the Credit Facility.

     For the nine months ended September 30, 1999 and September 30, 1998 the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 9.41% and 7.93%, respectively.

NOTE 6 -- DISCONTINUED OPERATIONS

     In the third quarter of 1998, the Company decided to liquidate its Russian banking operations. Accordingly, the operating results for the bank have been segregated from the results from the continuing

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1999

operations and reported as a separate line on the consolidated statements of operations for all periods presented. In December 1998, the Company sold its stock in its Russian banking operations to an unrelated third party. The following is an unaudited summary of the results of discontinued Russian banking operations for the nine months ended September 30, 1998:

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
                                                                   (AMOUNTS
                                                                IN THOUSANDS)
Revenues from banking activities............................       $ 2,150
                                                                   -------
Loss before income taxes and minority interest..............        (9,589)
Income tax benefit..........................................          (311)
                                                                   -------
Loss from discontinued operations before minority
  interest..................................................        (9,278)
                                                                   -------
Minority interest...........................................        (2,829)
                                                                   -------
Loss from discontinued operations...........................       $(6,449)
                                                                   -------

     In the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. Accordingly, the operating results for gold mining have been segregated from the results of continuing operations and reported as a separate line on the consolidated statements of operations for all periods presented. Losses from discontinued gold mining operations in the nine months ended September 30, 1999 include $53.6 million from the estimated loss on the disposition of the gold mining segment, principally from the impairment of the long-lived assets of Teberebie Goldfields Limited, the Company's 90% owned subsidiary. The above referenced losses are management's best estimates of the costs of winding down the gold mining operations. The Company, however, may record gains or incur additional losses in either a sales transaction or closure scenario as details, timing and other events unfold. There can be no assurance that the Company can successfully negotiate a sales transaction and consummate that transaction or close the mine in accordance with management's estimates. In addition, the Company disposed of its powdered metals business. Losses included $0.9 million from the loss on the disposition of the powdered metals business. The following is an unaudited summary of the loss from operations of the gold mining and powdered metals segments for the nine months ended September 30, 1999 and 1998, respectively:

                                                          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1999
                                                    -----------------------------
                                                    NET INCOME    EARNINGS/(LOSS)
                                                     /(LOSS)         PER SHARE
                                                    ----------    ---------------
                                                    (DOLLARS IN THOUSANDS EXCEPT
                                                         PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining
segment, net of taxes of ($365)...................   $(18,705)        $(0.72)
Estimated loss on disposal of gold mining
  segment.........................................    (53,580)         (2.06)
Loss from operations of discontinued powdered
  metals business, net of taxes of ($239).........       (498)         (0.02)
Loss on disposal of powdered metals business......       (899)         (0.03)
                                                     --------         ------
          Total loss from discontinued
            operations............................   $(73,682)        $(2.83)
                                                     ========         ======

                                                          NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1998
                                                    -----------------------------
                                                    NET INCOME    EARNINGS/(LOSS)
                                                     /(LOSS)         PER SHARE
                                                    ----------    ---------------
                                                    (DOLLARS IN THOUSANDS EXCEPT
                                                         PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining
segment, net of taxes of ($4,948)...............     $(15,021)        $(0.60)
                                                     --------         ------

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1999

     The following is an unaudited summary of the results of discontinued gold mining operations for the nine months ended September 30, 1999 and 1998, respectively:

                                              NINE MONTHS ENDED    NINE MONTHS ENDED
                                              SEPTEMBER 30, 1999   SEPTEMBER 30, 1998
                                              ------------------   ------------------
                                                   (AMOUNTS             (AMOUNTS
                                                IN THOUSANDS)        IN THOUSANDS)
Revenues from gold mining activities........       $ 54,319             $ 58,387
                                                   --------             --------
Loss before income taxes and minority
  interest..................................        (21,374)             (21,525)
Income tax benefit..........................           (365)              (4,948)
                                                   --------             --------
Loss from discontinued operations before
  minority interest.........................        (21,009)             (16,577)
                                                   --------             --------
Minority interest...........................         (2,304)              (1,556)
                                                   --------             --------
Loss from discontinued operations...........       $(18,705)            $(15,021)
                                                   --------             --------

     The results of discontinued gold mining operations for the nine months ended September 30, 1999 and September 30, 1998 included an allocation of directly attributable corporate interest expense of $1,283,000 and $403,000, respectively. Interest has been allocated based upon the intercompany financing provided to the gold mining operations.

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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1999

NOTE 7 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

     The following details total revenues and income (loss) by business segment and geographic region, excluding discontinued operations (dollars in thousands):

                                                                  PIONEER                    -SUBTOTAL-
                                                     INTERNATIONAL FINANCIAL SERVICES         PIONEER
                                       PIONEER     -------------------------------------   INTERNATIONAL
                                      INVESTMENT                         CZECH               FINANCIAL
                                      MANAGEMENT   RUSSIA     POLAND    REPUBLIC   ASIA       SERVICES
                                      ----------   -------   --------   --------   -----   --------------
NINE MONTHS ENDED SEPTEMBER 30, 1999
  Gross revenues and sales..........  $ 156,728    $ 9,359   $ 11,930    $1,189    $  --      $ 22,478
                                      =========    =======   ========    ======    =====      ========
  Intersegment eliminations.........  $  (4,558)   $  (622)  $     --    $   --    $  --      $   (622)
                                      =========    =======   ========    ======    =====      ========
  Net revenues and sales............  $ 152,170    $ 8,737   $ 11,930    $1,189    $  --      $ 21,856
                                      =========    =======   ========    ======    =====      ========
  Income (loss) before income taxes,
    minority interest and cumulative
    effect of accounting change.....  $  40,410    $  (914)  $(11,653)   $ (695)   $(425)     $(13,687)
                                      =========    =======   ========    ======    =====      ========
  Income taxes......................  $  14,020    $  (578)  $   (373)   $ (186)   $(149)     $ (1,286)
                                      =========    =======   ========    ======    =====      ========
  Minority interest.................  $      --    $   448   $   (132)   $   --    $  --      $    316
                                      =========    =======   ========    ======    =====      ========
  Net income (loss) from continuing
    operations before cumulative
    effect of accounting change.....  $  26,390    $  (784)  $(11,148)   $ (509)   $(276)     $(12,717)
                                      =========    =======   ========    ======    =====      ========
  Cumulative effect of change in
    accounting principle............  $    (205)   $  (521)  $     --    $  (14)   $  --      $   (535)
                                      =========    =======   ========    ======    =====      ========
  Net income (loss).................  $  26,185    $(1,305)  $(11,148)   $ (523)   $(276)     $(13,252)
                                      =========    =======   ========    ======    =====      ========
  Depreciation and amortization.....  $   9,899    $ 1,496   $    762    $   70    $  --      $  2,328
                                      =========    =======   ========    ======    =====      ========
  Interest expense..................  $      --    $    10   $     44    $   --    $  --      $     54
                                      =========    =======   ========    ======    =====      ========
  Capital expenditures..............  $   4,085    $   507   $     --    $   19    $  --      $    526
                                      =========    =======   ========    ======    =====      ========
  Gross identifiable assets at
    September 30, 1999..............  $ 276,080    $45,850   $ 17,430    $  838    $  --      $ 64,118
                                      =========    =======   ========    ======    =====      ========
  Intersegment eliminations.........  $(159,548)   $  (485)  $     --    $   --    $  --      $   (485)
                                      =========    =======   ========    ======    =====      ========
  Net identifiable assets at
    September 30, 1999..............  $ 116,532    $45,365   $ 17,430    $  838    $  --      $ 63,633
                                      =========    =======   ========    ======    =====      ========

                                                    PIONEER GLOBAL INVESTMENTS
                                      -------------------------------------------------------
                                                            CENT. &
                                                             EAST.                -SUBTOTAL-
                                        REAL       U.S.      EUROPE                 PIONEER
                                       ESTATE    VENTURE    VENTURE    RUSSIAN      GLOBAL
                                      SERVICES   CAPITAL    CAPITAL     TIMBER    INVESTMENTS    OTHER      TOTAL
                                      --------   --------   --------   --------   -----------   -------   ---------
NINE MONTHS ENDED SEPTEMBER 30, 1999
  Gross revenues and sales..........  $ 1,078    $    109   $   991    $  9,499    $ 11,677     $ 7,830   $ 198,713
                                      =======    ========   =======    ========    ========     =======   =========
  Intersegment eliminations.........  $    (1)   $     --   $  (201)   $     --    $   (202)    $(7,830)  $ (13,212)
                                      =======    ========   =======    ========    ========     =======   =========
  Net revenues and sales............  $ 1,077    $    109   $   790    $  9,499    $ 11,475     $    --   $ 185,501
                                      =======    ========   =======    ========    ========     =======   =========
  Income (loss) before income taxes,
    minority interest and cumulative
    effect of accounting change.....  $(4,098)   $ (4,151)  $  (959)   $ (5,778)   $(14,986)    $(5,924)  $   5,813
                                      =======    ========   =======    ========    ========     =======   =========
  Income taxes......................  $(1,048)   $ (1,882)  $   (51)   $ (1,044)   $ (4,025)    $(2,083)  $   6,626
                                      =======    ========   =======    ========    ========     =======   =========
  Minority interest.................  $    --    $  1,349   $  (519)   $     --    $    830     $    --   $   1,146
                                      =======    ========   =======    ========    ========     =======   =========
  Net income (loss) from continuing
    operations before cumulative
    effect of accounting change.....  $(3,050)   $ (3,618)  $  (389)   $ (4,734)   $(11,791)    $(3,841)  $  (1,959)
                                      =======    ========   =======    ========    ========     =======   =========
  Cumulative effect of change in
    accounting principle............  $  (115)   $   (183)  $  (382)   $(10,692)   $(11,372)    $    --   $ (12,112)
                                      =======    ========   =======    ========    ========     =======   =========
  Net income (loss).................  $(3,165)   $ (3,801)  $  (771)   $(15,426)   $(23,163)    $(3,841)  $ (14,071)
                                      =======    ========   =======    ========    ========     =======   =========
  Depreciation and amortization.....  $    95    $   (128)  $    10    $  3,199    $  3,176     $   106   $  15,509
                                      =======    ========   =======    ========    ========     =======   =========
  Interest expense..................  $     5    $    234   $    --    $    905    $  1,144     $ 3,871   $   5,069
                                      =======    ========   =======    ========    ========     =======   =========
  Capital expenditures..............  $  (141)   $    (12)  $     3    $  1,915    $  1,765     $     5   $   6,381
                                      =======    ========   =======    ========    ========     =======   =========
  Gross identifiable assets at
    September 30, 1999..............  $ 1,105    $ 24,497   $49,999    $ 43,033    $118,634     $14,813   $ 473,645
                                      =======    ========   =======    ========    ========     =======   =========
  Intersegment eliminations.........  $    --    $(23,590)  $    --    $     --    $(23,590)    $(5,776)  $(189,399)
                                      =======    ========   =======    ========    ========     =======   =========
  Net identifiable assets at
    September 30, 1999..............  $ 1,105    $    907   $49,999    $ 43,033    $ 95,044     $ 9,037   $ 284,246
                                      =======    ========   =======    ========    ========     =======   =========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                               SEPTEMBER 30, 1999

                                                         PIONEER                    -SUBTOTAL-
                                            INTERNATIONAL FINANCIAL SERVICES         PIONEER
                              PIONEER     -------------------------------------   INTERNATIONAL
                             INVESTMENT                         CZECH               FINANCIAL
                             MANAGEMENT    RUSSIA    POLAND    REPUBLIC   ASIA       SERVICES
                             ----------   --------   -------   --------   -----   --------------
NINE MONTHS ENDED SEPTEMBER
30, 1998
  Gross revenues and
    sales..................  $ 166,151    $  7,476   $ 8,476    $1,234    $  --      $ 17,186
                             =========    ========   =======    ======    =====      ========
  Intersegment
    eliminations...........  $  (7,028)   $     --   $    --    $   --    $  --      $     --
                             =========    ========   =======    ======    =====      ========
  Net revenues and sales...  $ 159,123    $  7,476   $ 8,476    $1,234    $  --      $ 17,186
                             =========    ========   =======    ======    =====      ========
  Income (loss) before
    income taxes and
    minority interest......  $  46,827    $(19,446)  $(1,264)   $ (796)   $(668)     $(22,174)
                             =========    ========   =======    ======    =====      ========
  Income taxes.............  $  16,933    $ (2,710)  $  (112)   $ (132)   $(257)     $ (3,211)
                             =========    ========   =======    ======    =====      ========
  Minority interest........  $      --    $ (6,862)  $    (6)   $   --    $  --      $ (6,868)
                             =========    ========   =======    ======    =====      ========
  Net income (loss)........  $  29,894    $ (9,874)  $(1,146)   $ (664)   $(411)     $(12,095)
                             =========    ========   =======    ======    =====      ========
  Depreciation and
    amortization...........  $  18,366    $  1,152   $   444    $  207    $  --      $  1,803
                             =========    ========   =======    ======    =====      ========
  Interest expense.........  $   2,613    $    368   $    15    $   --    $  --      $    383
                             =========    ========   =======    ======    =====      ========
  Capital expenditures.....  $   6,697    $  2,041   $   363    $  100    $  --      $  2,504
                             =========    ========   =======    ======    =====      ========
  Gross identifiable assets
    at September 30,
    1998...................  $ 325,757    $ 70,174   $23,640    $1,200    $  --      $ 95,014
                             =========    ========   =======    ======    =====      ========
  Intersegment
    eliminations...........  $(171,896)   $(14,640)  $    --    $  (86)   $  --      $(14,726)
                             =========    ========   =======    ======    =====      ========
  Net identifiable Assets
    at September 30,
    1998...................  $ 153,861    $ 55,534   $23,640    $1,114    $  --      $ 80,288
                             =========    ========   =======    ======    =====      ========

                                   PIONEER GLOBAL INVESTMENTS
                             ---------------------------------------
                                                  CENT. &
                                                   EAST.               -SUBTOTAL-
                               REAL      U.S.     EUROPE                 PIONEER
                              ESTATE    VENTURE   VENTURE   RUSSIAN      GLOBAL
                             SERVICES   CAPITAL   CAPITAL    TIMBER    INVESTMENTS    OTHER       TOTAL
                             --------   -------   -------   --------   -----------   --------   ---------
NINE MONTHS ENDED SEPTEMBER
30, 1998
  Gross revenues and
    sales..................  $   825    $ 1,293   $ 4,238   $  5,941    $ 12,297     $ 10,370   $ 206,004
                             =======    =======   =======   ========    ========     ========   =========
  Intersegment
    eliminations...........  $    --    $    --   $(3,799)  $     --    $ (3,799)    $(10,370)  $ (21,197)
                             =======    =======   =======   ========    ========     ========   =========
  Net revenues and sales...  $   825    $ 1,293   $   439   $  5,941    $  8,498     $     --   $ 184,807
                             =======    =======   =======   ========    ========     ========   =========
  Income (loss) before
    income taxes and
    minority interest......  $(2,438)   $ 7,343   $(7,847)  $(17,253)   $(20,195)    $ (3,522)  $     936
                             =======    =======   =======   ========    ========     ========   =========
  Income taxes.............  $  (779)   $ 1,802   $(1,560)  $   (451)   $   (988)    $ (1,605)  $  11,129
                             =======    =======   =======   ========    ========     ========   =========
  Minority interest........  $    --    $ 3,048   $(4,583)  $     --    $ (1,535)    $     --   $  (8,403)
                             =======    =======   =======   ========    ========     ========   =========
  Net income (loss)........  $(1,659)   $ 2,493   $(1,704)  $(16,802)   $(17,672)    $ (1,917)  $  (1,790)
                             =======    =======   =======   ========    ========     ========   =========
  Depreciation and
    amortization...........  $    48    $   140   $   108   $  2,208    $  2,504     $    327   $  23,000
                             =======    =======   =======   ========    ========     ========   =========
  Interest expense.........  $    --    $   262   $    --   $  3,149    $  3,411     $  2,103   $   8,510
                             =======    =======   =======   ========    ========     ========   =========
  Capital expenditures.....  $    --    $    12   $    14   $  1,732    $  1,758     $     --   $  10,959
                             =======    =======   =======   ========    ========     ========   =========
  Gross identifiable assets
    at September 30,
    1998...................  $ 5,308    $77,098   $36,701   $ 47,217    $166,324     $ 34,386   $ 621,481
                             =======    =======   =======   ========    ========     ========   =========
  Intersegment
    eliminations...........  $  (710)   $    (7)  $(1,163)  $     --    $ (1,880)    $(25,157)  $(213,659)
                             =======    =======   =======   ========    ========     ========   =========
  Net identifiable Assets
    at September 30,
    1998...................  $ 4,598    $77,091   $35,538   $ 47,217    $164,444     $  9,229   $ 407,822
                             =======    =======   =======   ========    ========     ========   =========

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's three strategic business units. Pioneer Investment Management includes the investment management, marketing, distribution and servicing of the Company's mutual funds based in the United States and offshore funds based in Ireland. This business unit also provides investment management services for institutional investors. Pioneer International Financial Services includes the Company's investment management and financial services businesses in Poland, the Czech Republic, Russia and India. Pioneer Global Investments includes the Company's worldwide venture capital, real estate and timber operations. The Company is in the process of disposing its gold mining operations and as such is reporting those results as discontinued operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in four sections: Results of Operations, Liquidity and Capital Resources-General, Future Operating Results and Year 2000.

                             RESULTS OF OPERATIONS

                            CONSOLIDATED OPERATIONS

     In the third quarter of 1999, the Company had net income from continuing operations of $0.8 million, or $0.03 per share, and losses from discontinued gold mining operations of $42.8 million, or $1.63 per share. During the third quarter of 1998, the Company reported losses from continuing operations of $7.8 million, or $0.31 per share, losses from discontinued gold mining operations of $8.2 million, or $0.32 per share, and losses from discontinued Russian banking operations of $0.5 million, or $0.02 per share. Revenues from continuing operations were $64.1 million in the third quarter of 1999 compared to $65.9 million in the third quarter of 1998.

     For the nine months ended September 30, 1999, the Company reported losses from continuing operations of $2.0 million, or $0.08 per share, losses from discontinued gold mining and powdered metals operations of $73.7 million, or $2.83 per share, and the impact of the first quarter write-off of unamortized capitalized start-up costs of $12.1 million, or $0.47 per share, as a result of the required change in accounting principle. Also included in the loss from continuing operations is the one-time $3.4 million first quarter 1999 loss on the sale of the Company's U.S. venture capital operations. During the nine months ended September 30, 1998, the Company reported losses from continuing operations of $1.8 million, or $0.07 per share, losses from discontinued gold mining operations of $15.1 million, or $0.60 per share, and losses from discontinued Russian banking operations of $6.4 million, or $0.25 per share. Revenues from continuing operations were $185.5 million for the nine months ended September 30, 1999, compared to $184.8 million for the nine months ended September 30, 1998.

     Worldwide assets under management were approximately $22.6 billion at September 30, 1999, compared to approximately $23.4 billion at December 31, 1998.

     The following table details revenues and net income (loss) by business segment for the three months and nine months ended September 30, 1999, and 1998, respectively.

                         REVENUES AND NET INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                   REVENUES       NET INCOME (LOSS)         REVENUES        NET INCOME (LOSS)
                                --------------    ------------------    ----------------    ------------------
                                 THREE MONTHS        THREE MONTHS         NINE MONTHS          NINE MONTHS
                                    ENDED               ENDED                ENDED                ENDED
                                SEPTEMBER 30,       SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                --------------    ------------------    ----------------    ------------------
                                1999     1998      1999       1998       1999      1998      1999       1998
                                -----    -----    -------    -------    ------    ------    -------    -------
BUSINESS SEGMENT
Pioneer Investment Management:
  Mutual Funds and
    Institutional Accounts....  $51.1    $49.5    $  8.9     $  5.5     $152.1    $151.1    $ 26.4     $ 24.6
  Sale of Class B Share
    Rights....................     --      8.1        --        5.3         --       8.1        --        5.3
                                -----    -----    ------     ------     ------    ------    ------     ------
                                 51.1     57.6       8.9       10.8      152.1     159.2      26.4       29.9
                                -----    -----    ------     ------     ------    ------    ------     ------
Pioneer International
Financial Services:
  Russia......................    2.2      1.4      (0.5)      (8.0)       8.7       7.5      (0.8)      (9.8)
  Central and Eastern
    Europe....................    4.9      3.0      (3.0)      (0.9)      13.2       9.7     (11.7)      (1.8)
  Asia........................     --       --      (0.1)      (0.1)        --        --      (0.3)      (0.4)
                                -----    -----    ------     ------     ------    ------    ------     ------
                                  7.1      4.4      (3.6)      (9.0)      21.9      17.2     (12.8)     (12.0)
                                -----    -----    ------     ------     ------    ------    ------     ------
Pioneer Global Investments:
  Venture Capital.............    0.4      0.5      (0.1)      (2.8)       0.9       1.7      (4.0)       0.8
  Real Estate.................    0.3      0.4      (1.2)      (0.5)       1.1       0.8      (3.1)      (1.7)
  Timber......................    5.2      3.0      (2.0)      (5.6)       9.5       5.9      (4.7)     (16.8)
                                -----    -----    ------     ------     ------    ------    ------     ------
                                  5.9      3.9      (3.3)      (8.9)      11.5       8.4     (11.8)     (17.7)
                                -----    -----    ------     ------     ------    ------    ------     ------
Interest Expense and Other
  Expenses....................     --       --      (1.2)      (0.7)        --        --      (3.8)      (2.0)
                                -----    -----    ------     ------     ------    ------    ------     ------
Total From Continuing
  Operations..................  $64.1    $65.9    $  0.8     $ (7.8)    $185.5    $184.8    $ (2.0)    $ (1.8)
                                -----    -----    ------     ------     ------    ------    ------     ------
Discontinued Operations.......     --       --     (42.8)      (8.7)        --        --     (73.7)     (21.5)
Change in Accounting Principle
  (Start-up Costs)............     --       --        --         --         --        --     (12.1)        --
                                -----    -----    ------     ------     ------    ------    ------     ------
         Totals...............  $64.1    $65.9    $(42.0)    $(16.5)    $185.5    $184.8    $(87.8)    $(23.3)
                                =====    =====    ======     ======     ======    ======    ======     ======

                         PIONEER INVESTMENT MANAGEMENT

     Pioneer Investment Management ("PIM") recorded third quarter 1999 net income of $8.9 million compared to third quarter 1998 net income of $10.8 million, including $5.5 million of operating income and a gain of $5.3 million associated with the sale of Class B share rights. PIM recorded net income of $26.4 million for the nine months ended September 30, 1999, compared to $29.9 million for the nine months ended September 30, 1998. Excluding the one-time gain, PIM's net income increased by $3.4 million and $1.8 million for the third quarter and nine months ended September 30, 1999, respectively.

     PIM's assets under management at September 30, 1999 were approximately $22.3 billion compared to approximately $23.0 billion at December 31, 1998. In the third quarter of 1999, sales of U.S. registered mutual funds (including reinvested dividends) were approximately $0.8 billion, 13% below sales in the third quarter of 1998. Net redemptions were approximately $0.1 billion, compared to net sales of approximately $0.3 billion in the third quarter of 1998. For the nine months ended September 30, 1999, sales of U.S. registered mutual funds (including reinvested dividends) were approximately $2.9 billion, 6% below sales in the comparable 1998 period. Net redemptions were approximately $0.1 billion, compared to net sales of approximately $1.3 billion in the first nine months of 1998.

     Since October 1998, the Company has sold each month at a premium additional rights arising from sales of Class B shares. In consideration for the sale, the Company relinquishes its rights to receive future distribution fees and certain sales charges. As a result, distribution fees and expenses associated with the amortization of Class B Share dealer advances have decreased significantly in 1999. In the third quarter of 1998, distribution fees related to Class B and C shares were $4.8 million and amortization expenses were $3.8 million, compared to fees of $1.1 million and expenses of $0.5 million in the third quarter of 1999. In the first nine months of 1998, distribution fees were $13.6 million and amortization expenses were $10.1 million, compared to fees of $4.2 million and expenses of $1.6 million in the first nine months of 1999.

     Revenues of $51.1 million in the third quarter of 1999 increased by $1.6 million, excluding the one-time gain associated with the B-Share rights sale. Management fee revenues of $35.1 million increased by $2.8 million, as average assets under management for the quarter increased by $2.0 billion to $23.5 billion. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $2.4 million to $13.2 million, as increased shareholder service fees partially offset lower distribution fees.

     Excluding the B-Share rights sale, revenues of $152.1 million in the first nine months of 1999 increased by $1.0 million. Management fee revenues of $102.8 million increased by $4.8 million, as average assets under management for the nine months increased by $1.1 billion to $23.2 billion. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $5.1 million to $40.7 million, as increased shareholder service fees partially offset lower distribution fees. All other revenues increased by $1.3 million, principally from increased trustee fees on mutual fund retirement accounts and higher interest income.

     Costs and expenses decreased by $3.3 million in the third quarter of 1999 to $37.4 million, principally from lower expenses associated with the amortization of dealer advances. For the nine months ended September 30, 1999, costs and expenses of $111.7 million decreased by $0.8 million. Excluding the $8.5 million decrease in dealer advance amortization expenses overall expenses increased by $7.7 million, resulting principally from higher payroll costs, higher mutual fund distribution expenses and higher costs related to additional office space.

     PIM's effective tax rate for the third quarters of both 1999 and 1998 were 36%. For the nine months ended September 30, 1999, PIM's effective tax rate was 34.7% compared to 36.2% in the first nine months of 1998. The decrease resulted principally from a change in Massachusetts' tax law that provided certain tax incentives to Massachusetts-based mutual fund companies which maintain and grow their Massachusetts employee base.

                    PIONEER INTERNATIONAL FINANCIAL SERVICES

     During the third quarter of 1999, Pioneer International Financial Services ("PIFS") lost $3.6 million on revenues of $7.1 million compared to a loss of $9.0 million on revenues of $4.4 million in the third quarter of 1998. A substantial portion ($2.8 million) of the third quarter 1999 loss occurred in Poland, $2.2 million of which related to the Company's pension subsidiary. In line with the Company's expectations, the quarterly rate of loss declined as start-up costs and advertising expenses wound down. In addition, the Company only recorded 70% of the pension company's operating losses for the full third quarter as opposed to recording 100% of the losses for most of the second quarter. Most of PIFS' third quarter 1998 loss ($8.0 million) occurred in Russia, $5.6 million of which related to a cost basis adjustment and the write-off of uncollectible receivables of the Pioneer First Investment Fund. During the nine months ended September 30, 1999, PIFS lost $12.8 million on revenues of $21.9 million compared to a loss of $12.0 million on revenues of $17.2 million in the nine months ended September 30, 1998. Most of the 1999 loss ($11.2 million) occurred in Poland and related to the Company's pension subsidiary while most of the 1998 loss ($9.8 million) occurred in Russia and related to the Pioneer First Investment Fund.

     In April 1999, the Company reached agreement with Nationwide Global Holdings, Inc. ("Nationwide") to sell a 30% interest in the Company's Polish pension subsidiary for $20 million. As a result of the transaction, which received Polish regulatory approval in June 1999, the Company recognized a gain of approximately $12 million which was reflected as a credit to stockholders' equity in the second quarter. In addition, the Company has deconsolidated the Polish pension company as control is shared with Nationwide and has accounted for its investment in the pension company under the equity method retroactive to January 1, 1999. The consolidation method of accounting was used during the fourth quarter of 1998, when the pension company was formed.

                           PIONEER GLOBAL INVESTMENTS

     In the third quarter, Pioneer Global Investments lost $3.3 million on revenues of $5.9 million compared to losses of $8.9 million on revenues of $3.9 million in the third quarter of 1998. The reduced losses included lower timber losses of $3.6 million and lower venture capital losses of $2.7 million, partially offset by higher real estate losses of $0.7 million.

     In the first nine months of 1999, Pioneer Global Investments lost $11.8 million on revenues of $11.5 million compared to losses of $17.7 million on revenues of $8.4 million in the first nine months of 1998. Included in the $5.9 million reduction in losses were lower timber losses of $12.1 million which more than offset the lower venture capital earnings of $4.8 million and higher real estate losses of $1.4 million. The Company sold its U.S. venture capital operations in the first quarter of 1999 resulting in a one-time loss of $3.4 million.

TIMBER BUSINESS

     The results of the timber business are substantially attributable to the operations of Forest-Starma, the Company's indirect wholly owned subsidiary. Forest-Starma, which harvests timber in the Khabarovsk Territory of Russia, has developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

     RESULTS OF OPERATIONS. For the three and nine months ended September 30, 1999, the timber business lost $2.0 million and $4.7 million, respectively. During the corresponding periods in 1998, the timber business lost $5.6 million and $16.8 million, respectively. The decrease in losses was attributable principally to higher prices and production, and lower interest expense associated with an intercompany debt-to-equity conversion.

     TIMBER PRODUCTION AND SALES. Production during the three and nine months ended September 30, 1999, was 72,000 and 230,000 cubic meters, respectively. This represents increases of 60% and 68%, respectively, compared with corresponding periods in 1998. Production costs for the third quarter of 1999 were approximately $58 per cubic meter, including approximately $10 per cubic meter of depreciation and amortization. Production costs were $87 per cubic meter in the third quarter of 1998, including approximately $13 per cubic meter of depreciation and amortization. During the three and nine months ended September 30, 1999, Forest-Starma shipped 135,000 cubic meters and 234,000 cubic meters of timber at an average realized price of $39 per cubic meter and $41 per cubic meter, respectively. During the three and nine months ended September 30, 1998, Forest-Starma shipped 109,000 cubic meters and 191,000 cubic meters, respectively, at average realized prices of $28 per cubic meter and $31 per cubic meter, respectively. Production costs were $52 and $88 per cubic meter in the nine months ended September 30, 1999 and September 30, 1998, including $10 and $13 per cubic meter of depreciation and amortization, respectively.

     THIRD-PARTY DEBT. Forest-Starma had $5.6 million of external debt outstanding at September 30, 1999. The Company is subject to recourse on this borrowing. Scheduled third-party debt service for the remainder of the year is expected to aggregate $0.9 million.

     RECENT DEVELOPMENTS. The Company is continuing discussions with several potential strategic partners as participants in its timber business.

                            DISCONTINUED OPERATIONS

     During the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. The gold mining segment consists of Pioneer Goldfields Limited ("PGL"), and its 90%-owned Ghanaian operating subsidiary, Teberebie Goldfields Limited ("TGL"), and Closed Joint-Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), the Company's majority owned (95%) Russian subsidiary. The Company also reflected its powdered metals and Russian banking operations as discontinued operations in the second quarter of 1999 and the third quarter of 1998, respectively. The following table summarizes discontinued operations for the three and nine months ended September 30, 1999 and September 30, 1998:

                      LOSSES FROM DISCONTINUED OPERATIONS
                                ($ IN MILLIONS)

                                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                  -------------------    --------------------
                                                    1999       1998        1999        1998
                                                  --------    -------    --------    --------
Discontinued gold mining........................   $(42.8)     $(8.2)     $(72.3)     $(15.1)
Discontinued powdered metals....................       --         --        (1.4)         --
Discontinued Russian banking....................       --       (0.5)         --        (6.4)
                                                   ------      -----      ------      ------
          Total.................................   $(42.8)     $(8.7)     $(73.7)     $(21.5)
                                                   ======      =====      ======      ======

GOLD MINING

     In October 1998, the Company engaged the services of an investment banking firm to sell PGL, including its African exploration rights and its ownership interest in TGL. An offering document, which incorporated a new mine plan and revised reserve estimates, was circulated in the second quarter of 1999 to a select group of potential buyers. Several of these potential buyers began conducting due diligence efforts during July. The Company is now conducting what it believes to be final negotiations with potential purchasers.

     Whether or not the Company consummates a sale, it recently determined to proceed with an orderly closure of the Teberebie mine. Mining operations will cease by the end of the year and all processing activities will cease in the first half of 2000. The Company believes it can complete the closure without providing additional funding to TGL. Based on the foregoing, additional losses from discontinued gold mining operations in the third quarter of 1999 were $42.8 million, principally related to the impairment of the long-lived assets of TGL. The losses described above reflect management's estimates of the costs of winding down the gold mining operations. The Company, however, may record gains or incur additional losses in either a sales transaction or closure scenario as details, timing, and other events unfold. There can be no assurance that the Company can successfully negotiate a sales transaction and consummate that transaction or close the mine in accordance with management's estimates.

     Losses from discontinued gold mining operations were $8.2 million in the third quarter of 1998.

     Losses from discontinued gold mining operations during the first nine months of 1999 were $72.3 million, including $18.7 million from operations and $53.5 million from the estimated loss on the disposition of the gold mining segment. Losses from discontinued gold mining operations in the first nine months of 1998 were $15.1 million.

     The following summarizes the operations of TGL during the third quarter and nine months ended September 30, 1999, compared to the third quarter and nine months ended September 30, 1998.

     GOLD SALES. Revenues decreased by $0.7 million to $17.1 million in the third quarter of 1999 compared with 1998, as a $39 decrease in the average realized price of gold to $264 per ounce was largely offset by a 6,400 ounce, or 11%, increase in gold shipments to 65,000 ounces. Revenues decreased by $4.1 million to $54.3 million during the first nine months of 1999 compared with 1998 as a 12% decrease in the average realized gold price to $274 per ounce was offset partially by a 6% increase in gold sales to 198,600 ounces. During the third quarter and first nine months of 1998, the average realized price of gold included proceeds of $15 per ounce and $17 per ounce, respectively, from the sale of floor program options.

     GOLD PRODUCTION AND COSTS. The table below provides production results and compares TGL's cash costs and total costs per ounce for the three and nine months ended September 30, 1999, with the comparable periods in 1998:

                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                            SEPTEMBER 30,                      SEPTEMBER 30,
                                         -------------------   INCREASE/    -------------------   INCREASE/
                                           1999       1998     (DECREASE)     1999       1998     (DECREASE)
                                         --------   --------   ----------   --------   --------   ----------
Production & shipment (ounces).........   65,000     58,600       6,400      198,600    188,100     10,500
                                         =======    =======      ======     ========   ========    =======
Cash costs per ounce...................  $   224    $   346      $ (122)    $    233   $    292    $   (59)
                                         -------    -------      ------     --------   --------    -------
     Total costs per ounce.............  $   366    $   476      $ (110)    $    367   $    415    $   (48)
                                         =======    =======      ======     ========   ========    =======

     THIRD-PARTY DEBT. At September 30, 1999, third-party debt aggregated $36.1 million, including $12.7 million from the Overseas Private Investment Corporation ("OPIC"), for which the Company is subject to limited recourse, and $0.2 million from other sources which the Company guarantees. Scheduled third-party debt service for the remainder of 1999 is expected to aggregate $2.2 million, of which $1.8 million represents principal payments.

POWDERED METALS

     The Company sold for nominal value its powdered metals operations at the end of the third quarter of 1999. The Company incurred $1.4 million of expenses in 1999 associated with these operations, including $0.9 million from the loss on the disposition of this business.

RUSSIAN BANKING OPERATIONS

     In the third quarter of 1998, the Company liquidated its Russian banking operations. Accordingly, losses of $0.5 million and $6.4 million for the three months and nine months ended September 30, 1998 were reported as discontinued operations. In December 1998, the Company sold its stock in the bank to an unrelated third party.

                                     OTHER

     The Company had net interest expense and other expenses of $1.2 million in the third quarter of 1999 compared to $0.7 million in the third quarter of 1998. For the nine months ended September 30, 1999, net interest and other expenses were $3.8 million compared to $2.0 million in the first nine months of 1998. The increased expenses for both periods resulted from corporate overhead no longer allocated to discontinued operations, corporate interest no longer allocated to the timber business as a result of the intercompany debt-to-equity conversion, mark-to-market adjustments on the Company's interest rate protection agreements and expenses associated with amendments to the Company's credit facility and senior notes.

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

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     The Company's liquid assets consisting of cash and marketable securities decreased slightly by $1.2 million in the first nine months of 1999 to $46.6 million.

     During 1999, the Company and its commercial banking syndicate amended its senior credit facility, which, among other things reduced the availability under the facility from $80 million to $55 million and shortened the maturity date to March 31, 2001. For a description of the Company's $55 million senior credit facility and $20 million senior notes, including interest rates and applicable covenants, see Note 5 (Notes Payable) to Notes to the Company's Consolidated Financial Statements included elsewhere in this Quarterly Report. At September 30, 1999, the Company had borrowed $40 million under the senior credit facility and had $20 million of senior notes outstanding.
                            ------------------------

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

     The mutual fund industry is intensely competitive and is undergoing substantial consolidation. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but with other financial services products. Many of the Company's competitors have more products and product lines and substantially greater assets under management, financial resources and name recognition.

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

     MANAGEMENT. The Company has been executing and managing its Year 2000 project activities at several levels within the organization, including:

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

     The Company has been separately tracking the Year 2000 readiness of each of its operating units and has created comprehensive reporting for each project team worldwide. The Company has developed reports to monitor risk management and project status for both systems and vendors and has utilized the services of outside companies and consultants specializing in Year 2000 issues.

     APPROACH AND STATUS. The Company's Year 2000 initiative has addressed hardware, software, embedded systems and vendor systems and has consisted of the following six phases:

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

     The Company has completed the awareness, assessment and repair phases of the project with respect to all of its core systems. Additionally, the Company has performed stand-alone testing on all of its core information technology applications. During the second quarter of 1999, the Company conducted an integrated test of all systems critical to the domestic mutual fund business. This test successfully validated that the data flow among the Company's systems would function properly in a future-dated scenario. The Company also participated in industry-wide testing sponsored by the Securities Industry Association. In this testing, performed in conjunction with the National Securities Clearing Corporation and other key third parties, the Company successfully processed mutual fund transactions in a future-dated environment. The contingency planning phase has been ongoing throughout the year. The Company has assessed the Year 2000 readiness of all critical third parties but will continue to monitor the status of these external parties through the end of the project.

     CERTAIN RISKS AND CONTINGENCY PLANNING. The Company segregates Year 2000 risks into four areas: (i) systems, (ii) vendors, (iii) capital markets infrastructure and (iv) basic infrastructure.

     Systems. Although the majority of the Company's most critical "core" applications are provided by third parties, most of these applications are relatively new and all have been certified as Year 2000 compliant. As a result of successful testing, the Company believes that all core systems will operate properly after January 1, 2000.

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

     Internationally, the outlook is less certain with respect to the Year 2000 readiness of third parties and infrastructure elements. The Company has indigenous operations in a number of foreign countries, and these countries have demonstrated various levels of awareness and readiness with respect to Year 2000 issues. The Company has been preparing its systems and evaluating its vendors in each of its core international operations in the same manner as in the U.S. Nevertheless, the Company is subject to risks imposed by infrastructure failures beyond its control in the countries in which it has operations.

     As part of its normal business procedures, the Company has disaster recovery plans in place to address potential infrastructure failures, including basic services such as electrical power and telecommunications. The Company is leveraging and enhancing those plans to address potential Year 2000 scenarios. With respect to Year 2000 issues, the Company's approach to contingency planning has two additional components: (i) ensuring the Company's ability to achieve Year 2000 compliance, even in the event of a vendor failure in 1999, and (ii) preparing business continuity plans for various potential failure scenarios that, despite the Company's best efforts, could occur on or around January 1, 2000.

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

Commencing October 1, 1999 and continuing through February 1, 2000, there will be a freeze in effect on the introduction of new computer code or other systems modifications. Any proposed changes during this timeframe will be approved by the Year 2000 Steering Committee prior to being implemented. In general, it is expected that only system changes required to address critical issues or legal or regulatory requirements will be implemented during the freeze period. Because we expect no significant system changes during this period, the Company does not foresee a need to alter any of its contingency plans to accommodate system changes. Nonetheless, the Company will continue to monitor business conditions and infrastructure elements affecting its primary systems and operations to ensure that no changes on these levels necessitate revisions to the existing contingency plans. If the Company identifies any significant changes, it will refine its contingency plans appropriately.

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

     As of September 30, 1999, the Company had incurred and expensed approximately $2.3 million in connection with its Year 2000 project. The Company estimates its total remaining costs to be approximately $200,000, which will be expensed as incurred during the fourth quarter of 1999. All Year 2000 project costs have been and, the Company believes, will continue to be funded from operating cash flows.

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

Dated:  November 12, 1999

                                            THE PIONEER GROUP, INC.

                                                   /s/ ERIC W. RECKARD
                                            ------------------------------------
                                                      Eric W. Reckard,
                                                  Executive Vice President
                                                Chief Financial Officer and
                                                         Treasurer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------   ------------------------------------------------------------
  10.1           Shareholders Agreement dated as of 8th April 1999 between
                 the Company and Nationwide Global Holdings, Inc.
  27.99          Financial Data Schedule.
  27.98          Financial Data Schedule.