Form 10-K405
period 1999-12-31
PIONEER GROUP INC
filed 2000-03-22
CIK 733060

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Based on the last sale price of the Registrant's Common Stock on The Nasdaq Stock Market(R) of $20.063 on March 1, 2000, the aggregate market value of the shares of voting stock held by non-affiliates of the Registrant on that date was $306,371,901. (Shares of Common Stock held by each executive officer, director and holder of 5% or more of the outstanding Common Stock have been excluded as such persons may be deemed to be affiliates, for purposes of this calculation only.)

     As of March 1, 2000, 26,770,455, shares of the Registrant's Common Stock, $0.10 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III (as indicated therein) is incorporated from the Registrant's definitive proxy materials for use in connection with the 2000 Annual Meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                    OVERVIEW

     The operations of The Pioneer Group, Inc., a corporation organized under the laws of the State of Delaware in 1956 (the "Company," which may be referred to as "we," "us" or "our"), and its wholly owned subsidiaries, in 1999 consisted of three strategic business units: (i) Pioneer Investment Management, (ii) Pioneer International Financial Services, and (iii) Pioneer Global Investments. The following discussion summarizes the operations of each unit during the year.

     PIONEER INVESTMENT MANAGEMENT.  The business of this unit includes:

        - investment management, marketing and distribution of our 25 open-end registered investment companies (comprised of 37 investment portfolios) and one closed-end registered investment company (collectively, the "mutual funds") based in the United States and available to domestic and certain non-U.S. investors, as well as the nine offshore open-end investment funds based in Ireland and available to non-U.S. investors

        - shareholder servicing for the open-end mutual funds and offshore funds

        - separate account management services for institutional investors

     PIONEER INTERNATIONAL FINANCIAL SERVICES. The business of this unit includes investment management and financial services operations in:

        - Warsaw, Poland, where we manage and distribute units of four mutual funds available to Polish citizens, operate a unitholder servicing agent for the mutual funds and own 70% of a private pension fund management company

        - Prague, the Czech Republic, where we manage, distribute and service a Czech open-end mutual fund

        - Moscow, Russia, where we distribute shares of, manage and service two open-end mutual funds available to Russian citizens and manage and own approximately 52% of the Pioneer First Investment Fund, a closed-end fund

        - Madras, India, where we own 47.61% of an Indian company that serves as the investment adviser, distributor and shareholder servicing agent to 22 private sector mutual funds available to Indian citizens

        - Taiwan, where we own a 10% interest in an investment management operation

     PIONEER GLOBAL INVESTMENTS. The business of this unit includes our diversified strategic businesses of:

        - international venture capital management and investing

        - real estate management and advisory services

        - timber harvesting and development

         You can learn more about our businesses by visiting our homepage on the Internet at WWW.PIONEERFUNDS.COM.

                         PIONEER INVESTMENT MANAGEMENT

DOMESTIC INVESTMENT MANAGEMENT

     Our domestic investment management business includes the U.S. registered mutual funds, the offshore funds registered in Ireland and private institutional accounts. Our wholly owned subsidiary, Pioneer Investment Management, Inc. ("Pioneer Management"), advises all of these investments. This business also includes distribution, shareholder servicing and transfer agency activities related to these investment products.

     U.S. Mutual Funds. Pioneer Management serves as investment manager to 25 domestic open-end mutual funds (consisting of 37 investment portfolios, comprised of eight U.S. growth portfolios, eight international growth portfolios, 10 growth and income portfolios, eight income portfolios, one tax-free income portfolio and two money market portfolios) and one U.S. closed-end mutual fund (also an income portfolio). These portfolios include Pioneer Strategic Income Fund, which commenced operations in April 1999, Pioneer Tax-Managed Fund, which commenced operations in November 1999, and Pioneer High Yield Fund, which commenced operations in March 2000. All of these funds (the "U.S. Funds") are registered under the Investment Company Act of 1940, as amended (the "1940 Act").

     At February 1, 2000, the U.S. Funds had aggregate net assets of approximately $22.5 billion.

     Pioneer Management manages each U.S. Fund pursuant to a management contract. Each year either the U.S. Fund's Board of Trustees (including a majority of members who are not "interested persons" as defined under the 1940
Act) or the U.S. Fund's shareholders must vote to renew the management contract for each U.S. Fund. Each management contract will terminate automatically if either party assigns it, which may be deemed to occur in the event of a change of control of the Company. Either party may elect to terminate the contract, without penalty, on 60 days' written notice. All management contracts for the U.S. Funds (other than the U.S. Funds that were established in 1999 or 2000) were renewed for an additional year in 1999. These contracts authorize Pioneer Management in its discretion to buy and sell securities for the accounts of the U.S. Funds, subject to certain limitations. In addition, each management contract specifies how the ordinary operating expenses are divided between the U.S. Fund and Pioneer Management.

     As compensation for its management services, Pioneer Management receives annual management fees from the U.S. Funds that range from 0.40% to 1.25% of average daily net assets, depending on the U.S. Fund. Five of the U.S. Funds (including the two largest U.S. Funds) have a management fee that is adjusted based upon the U.S. Fund's performance relative to the performance of an established index. For 1999, 1998 and 1997, management fee revenues from all U.S. Funds in the aggregate and from Pioneer Fund and Pioneer II, our two largest U.S. Funds, is shown in the chart below:

                                                         1999            1998            1997
                                                     (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                                     -------------   -------------   -------------
Management Fee Revenues from all U.S. Funds........      $134            $125            $107
Management Fee Revenues from Pioneer Fund..........      $ 43            $ 32            $ 21
Management Fee Revenues from Pioneer II............      $ 28            $ 36            $ 40

     In certain limited circumstances, Pioneer Management has agreed temporarily not to impose a portion of its management fees and to make other arrangements, if necessary, to subsidize operating expenses of selected U.S. Funds. During 1999, 1998 and 1997, Pioneer Management limited management fees or otherwise incurred expenses pursuant to expense limitation agreements as shown in the chart below:

                                                         1999            1998            1997
                                                     (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                                     -------------   -------------   -------------
Management Fees Limited or Expenses Incurred.......      $2.0            $1.5            $1.8

     Pioneer Management employed, at February 1, 2000, 146 persons on a full-time basis, including 17 fund managers and 31 investment analysts.

     Irish Funds. Our wholly owned subsidiary, Pioneer Management (Ireland) Limited ("Pioneer Ireland"), serves as investment manager, distributor and shareholder servicing agent for nine offshore funds incorporated under the laws of the Republic of Ireland. These funds consist of five growth portfolios, one growth and income portfolio, two income portfolios and one money market portfolio (collectively, the "Irish Funds"). Pioneer Management serves as investment adviser for the Irish Funds. As compensation for its management services, Pioneer Ireland receives annual management fees from the Irish Funds of 0.60% to 1.25% of average daily net assets. The Irish Funds are currently sold primarily in Germany and Austria and in other locations outside of the United States and Europe.

     At February 1, 2000, the Irish Funds had aggregate net assets of approximately $538 million. Pioneer Ireland's main office is located in Dublin, Ireland. It also maintains an office in Hamburg, Germany, which provides shareholder servicing to German, Austrian and Swiss shareholders of both the U.S. and Irish Funds. At February 1, 2000, Pioneer Ireland had 171 employees, including management and support staff.

     Institutional Accounts. Pioneer Management acts as an investment manager to five private institutional accounts for institutional investors. These accounts had aggregate assets of approximately $64 million at February 1, 2000.

DISTRIBUTION ACTIVITIES

     Pioneer Management's wholly owned subsidiary, Pioneer Funds Distributor, Inc. ("Pioneer Distributor"), acts as principal underwriter and distributor of the shares of the U.S. Funds (except Pioneer Interest Shares, a closed-end fund which does not continuously offer its shares). In 1999, Pioneer Distributor's sales of U.S. Funds were approximately $3.7 billion. The breakdown of the classes of shares sold in 1999 is set forth in the chart below.

                                                                                              PIONEER VARIABLE
                          CLASS A SHARES   CLASS B SHARES   CLASS C SHARES   CLASS Y SHARES   CONTRACTS TRUST
                          --------------   --------------   --------------   --------------   ----------------
Aggregate Offering Price
  (in millions).........     $2,341.5          $784.1           $332.7           $36.1             $196.6

     In connection with selling Class A Shares of the U.S. Funds, Pioneer Distributor received aggregate commissions in each of 1999, 1998 and 1997 as shown in the chart below. During those years, Pioneer Distributor reallowed the amount shown in the chart below to approximately 1,600 independent broker-dealers throughout the United States and in several foreign countries. One broker-dealer was responsible for approximately 12% of sales in 1999, 11% of sales in 1998 and 10% of sales in 1997.

                                                            1999            1998            1997
                                                        (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                                        -------------   -------------   -------------
Commissions Received..................................     $  60.2         $  75.9         $  60.9
Commissions Reallowed.................................     $  52.7         $  66.1         $  53.8

     Underwriting Contracts. Pioneer Distributor provides its underwriting and distribution services pursuant to an underwriting contract with each of the U.S. Funds. The contracts are substantially identical for each of the U.S. Funds. Each year either the U.S. Fund's Board of Trustees (including a majority of those Trustees who are not "interested persons" as defined under the 1940 Act) or the U.S. Fund's shareholders must vote to approve the one-year contract. Each contract will terminate automatically if either party assigns it. Either party may elect to terminate the contract, without penalty, on 60 days' written notice. All underwriting contracts for the U.S. Funds (other than the U.S. Funds that were established in 1999 or 2000) were renewed for an additional year in 1999.

     Sales Charges. Generally, purchasers of shares of the U.S. Funds pay a sales charge at the time of purchase. The amount of the sales charge is the difference between the offering price of the shares and the net asset value of the shares. The sales charge varies generally as a percentage of the offering price. Shares that are subject to this sales charge are referred to as front-end load shares ("Class A Shares"). Sales charges on Class A Shares range from zero to 5.75% depending on the U.S. Fund and the amount invested. Pioneer Distributor reallows most of the sales charge on Class A Shares to broker-dealers who sell the shares. This reallowance varies as a percentage of the offering price on sales under $1 million. Reallowances range from 1.0% to 5.0% depending on the U.S. Fund and the amount of the sale. Pioneer Distributor may increase the reallowances on new funds and during certain short-term promotions to 100% or more of the sales charge.

     Most U.S. Funds also offer other classes of shares. We sometimes refer to these U.S. Funds as the "multiclass funds." Pioneer Interest Shares and Pioneer Independence Fund are the only U.S. Funds that offer only one class of shares. Pursuant to this structure, the multiclass funds offer Class A Shares, two classes of back-end load shares ("Class B Shares" and "Class C Shares") and a no-load institutional class of shares ("Class Y Shares"). On Class B Shares, the investor does not pay any sales charge unless the investor redeems before the expiration of the minimum holding period, which ranges from three to six years. The investor must pay a contingent deferred sales charge (a "CDSC"), ranging from 2.0% to 4.0%, on these early redemptions. On Class C Shares, the investor does not pay any sales charge unless he or she redeems within one year of purchase, in which event the investor pays a 1.0% CDSC. Class Y Shares are not subject to a front-end load, back-end load or Rule 12b-1 distribution fee. We began offering Class B Shares in April 1994, Class C Shares in January 1996 and Class Y Shares in April 1998. We do not offer Class C Shares and Class Y Shares on all multiclass funds.

     Pioneer Distributor may, in its discretion, pay a commission to broker-dealers that initiate and are responsible for individual sales of Class A Shares totaling at least $1 million but less than $50 million. The commission can range from 0.10% to 1.0%, depending on the U.S. Fund and the amount of the sale. Certain purchases not subject to an initial sales charge may be subject to a CDSC of 1.0% in the event of certain redemption transactions within one year. With respect to sales of Class B Shares, Pioneer Distributor generally will pay broker-dealers commissions ranging from 2% to 4% of the sales transaction amount (including a service fee of 0.25% for the first year). With respect to sales of Class C Shares, Pioneer Distributor will pay broker-dealers commissions of 1.0% of the sales transaction amount (including a service fee of 0.25% for the first year). Pioneer Distributor incurs the expense of distributing Class Y Shares. During 1999, 1998 and 1997, in connection with sales of Class B Shares, Pioneer Distributor paid aggregate commissions to broker-dealers as shown in the chart below:

                                                 1999            1998            1997
                                             (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                             -------------   -------------   -------------
Broker-Dealer Commissions Paid.............      $28.2           $27.5           $16.3

     Previously, vigorous sales of back-end load shares strained Pioneer Distributor's cash flow because Pioneer Distributor had to wait several years before fully recovering the cost of commissions it paid to dealers, pursuant to Rule 12b-1 distribution plans. During this period, we bore the cost of financing and the risk of market decline. Rather than continuing to bear the ongoing financing costs and market risks, in September 1998, Pioneer Distributor sold its rights to certain distribution fees and CDSCs from the distribution of Class B Shares of the U.S. Funds in exchange for cash payments from a third party. This arrangement also provides for the continuing sale at a slight premium of additional rights arising out of future sales of Class B Shares on a monthly basis through September 2001. The purpose of this transaction was to provide us liquidity and reduce the continuous strain on our cash flow.

     Distribution Plans. Each of the U.S. Funds (except Pioneer Interest Shares) has one or more distribution plans pursuant to Rule 12b-1 under the 1940 Act. These plans provide for certain payments to be made to Pioneer Distributor. With respect to Class A Shares, the distribution plans (the "Class A Plans") provide that such U.S. Funds will pay certain expenses up to 0.25% per annum of average daily net assets (0.15% for Pioneer Cash Reserves Fund, a money market fund). With respect to Class B and Class C Shares, the distribution plans (the "Class B Plans" and "Class C Plans," respectively) provide that U.S. Funds will pay fees for distribution services in an amount not to exceed 0.75% per annum of the average daily net assets of the Class B or Class C Shares. The Class B Plans and Class C Plans also require the U.S. Funds to pay fees for personal and account maintenance services in an amount not to exceed 0.25% of the average daily net assets of the Class B or Class C Shares. Annually, each U.S. Fund's Board of Trustees, including a majority of Trustees who are not "interested persons," must approve the U.S. Fund's distribution plans. In 1999, the Trustees of the U.S. Funds (other than U.S. Funds that were established in 1999 or 2000) renewed the

Class A, Class B and Class C Plans. In 1999, 1998 and 1997, Pioneer Distributor received aggregate distribution fees as shown in the chart below:

                                                 1999            1998            1997
                                             (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                             -------------   -------------   -------------
Total Distribution Fees Received...........      $2.2            $14.0           $13.1

     Domestic Sales of Shares of the U.S. Funds. Pioneer Distributor is a registered broker-dealer, employing at February 1, 2000 155 full-time personnel, including 22 wholesalers who are responsible for territories comprising most of the United States and Puerto Rico. The sales representatives work with broker-dealers to promote sales of U.S. Fund shares in their respective territories. Substantially all of the U.S. Funds' shares are sold to the public by securities sales persons registered with the National Association of Securities Dealers, Inc. (the "NASD") who act as representatives of broker-dealer firms, which are members of the NASD. All of these broker-dealer firms have signed sales agreements with Pioneer Distributor. Shares of our U.S. Funds are available for sale in all states by broker-dealers and registered representatives licensed in those states.

     International Sales of Shares of the Funds. Pioneer Distributor's wholly owned subsidiary, Pioneer Fonds Marketing GmbH ("Pioneer Fonds Marketing"), is registered under the laws of the Republic of Germany. Pioneer Fonds Marketing performs marketing and sales activities with respect to sales of shares of certain of the U.S. Funds in Europe, primarily in Germany, Austria and Switzerland. Pioneer Fonds Marketing had 27 full-time employees as of February 1, 2000. In 1999, approximately 12% of the total sales of the U.S. Funds' shares were sold outside of the United States, as compared with 13% in 1998 and 16% in 1997. Pioneer Fonds Marketing also performs marketing and sales activities with respect to sales of the Irish Funds in Western Europe.

     Since 1998, Pioneer Global Funds Distributor, Ltd. ("Global Funds Distributor") has served as the exclusive worldwide distributor of the Irish Funds. Global Funds Distributor, a wholly owned subsidiary of Pioneer Distributor, is registered under the laws of Bermuda and maintains its registered office in that country. Global Funds Distributor has entered into an agreement with Pioneer Fonds Marketing with respect to sales of the Irish Funds in specified countries in Western Europe.

     Sales of the Irish Funds in the last three years were in the aggregate amounts shown in the chart below:

                                            1999             1998             1997
                                       (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                       -------------    -------------    -------------
Aggregate Sales of Irish Funds.......       $111             $174             $168

SHAREHOLDER AND RELATED SERVICES

     Pioneering Services Corporation. At December 31, 1999, the U.S. Funds had approximately 1,393,000 active shareholder accounts, including approximately 512,000 Individual Retirement Accounts ("IRAs") and other tax-qualified retirement accounts. Shareholder accounts, in general, and qualified accounts, in particular, require an exceptional amount of shareholder communications and transfer agency services. Our wholly owned subsidiary, Pioneering Services Corporation ("Pioneering Services"), has been providing transfer agent and shareholder services to the U.S. Funds since 1985. At February 1, 2000, Pioneering Services employed 304 full-time personnel, including 67 employees who are located in Omaha, Nebraska.

     As shareholder servicing agent for the U.S. Funds, Pioneering Services has entered into service agreements with each U.S. Fund (except Pioneer Interest Shares). Each agreement entitled Pioneering Services in 1999 to receive an annual active account fee of $25.25 for equity fund accounts and $33.00 for fixed-income fund and money market fund accounts. Each U.S. Fund's Board, including a majority of members who are not "interested persons," must approve the U.S. Fund's agreement with Pioneering Services each year. Either party may cancel the agreement on 60 days' notice. For 1999, 1998 and 1997, Pioneering Services received revenues from service fees from the U.S. Funds as shown in the chart below:

                                            1999             1998             1997
                                       (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                       -------------    -------------    -------------
Service Fee Revenues.................      $38.0            $30.9            $27.0

     Since February 1997, Pioneer Ireland has served as sub-shareholder servicing agent for certain of the U.S. Funds, representing approximately 128,000 active shareholder accounts. Under the direction of Pioneering Services, Pioneer Ireland provides shareholder and transfer agency services to U.S. Fund shareholders who are citizens of Germany, Austria and Switzerland. Pioneer Ireland also provides similar services to the shareholders of the Irish Funds, representing approximately 37,000 active shareholder accounts.

     Trustee/Custodian. The Company acts as the trustee/custodian for accounts that are IRAs or other tax-qualified retirement accounts. Shareholders with these accounts pay an annual fee of $10 for each such account, up to a maximum annual fee of $20 for shareholders with multiple accounts of one plan type. Shareholders also have the option of paying a one-time fee of $100 in lieu of the annual account fee. During 1999, 1998 and 1997, we received fees for serving as trustee/custodian as shown in the chart below:

                                            1999             1998             1997
                                       (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                       -------------    -------------    -------------
Trustee/Custodian Fees Received......       $5.3             $5.5             $4.4

COMPETITION

     Management and Distribution Services. The mutual fund industry is intensely competitive. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments but also with other financial products. Some of our competitors have more products and product lines and substantially greater assets under management and financial resources than we do. We believe we are competitive in terms of price and performance both with firms that advise investment companies, pension plans and endowment funds and with firms that distribute investment company shares, but we cannot guarantee our success.

     The following trends have significantly affected the distribution of mutual fund shares:

        - the growth in the number of funds available for sale, in particular, no-load funds, the shares of which are sold primarily through direct sales approaches without any sales charge

        - the evolution of service fees payable to broker-dealers that provide continuous services to their clients in connection with their investments in a mutual fund

        - the increasing costs of distribution, particularly payments that Pioneer Management makes to certain third parties to gain access to distribution channels

        - the development and implementation of complex distribution systems employing multiple classes of shares and master-feeder fund structures

     Each mutual fund has a distribution plan that complies with Rule 12b-1 under the 1940 Act. Typically, the mutual fund reimburses or compensates the underwriter or distributor that pays a service fee. In order to remain competitive with other mutual fund complexes, all of the U.S. Funds that Pioneer Distributor distributes now pay service fees to broker-dealers.

     Success in the investment advisory and mutual fund share distribution businesses depends primarily on the U.S. Funds' investment performance. Good performance stimulates sales of the U.S. Funds' shares and tends to keep redemptions low. Higher sales of the U.S. Funds' shares generate higher management fees and distribution revenues (which are based on assets of the U.S. Funds). Good performance also attracts private institutional accounts to Pioneer Management. Conversely, relatively poor performance results in decreased sales and increased redemptions of the U.S. Funds' shares and the loss of private accounts, with corresponding decreases in revenues to the Company. In 1999, the majority of the U.S. Funds performed favorably in comparison with relevant indices and benchmarks approved by the U.S. Funds' Boards, and fewer than half were generally competitive with comparable mutual funds offered by other firms.

     Shareholder Services. The shareholder services industry is extremely competitive. Pioneering Services believes that it is providing high quality shareholder services for the U.S. Funds and their shareholders at competitive rates. We believe that superior shareholder services are vital to success in this industry. While these services have historically been provided by banks and other institutions with greater resources than those of Pioneering Services or Pioneer Ireland, we believe that Pioneering Services and Pioneer Ireland generally outperform their competitors because they are dedicated exclusively to the provision of such services to the U.S. Funds and the Irish Funds and their respective shareholders, rather than to a number of different customers.

REGULATION

     Each of the U.S. Funds is registered under the 1940 Act and the Securities Act of 1933, as amended. As registered investment companies, the U.S. Funds are subject to extensive regulation governing all aspects of their operations. In addition to being subject to the regulatory authority of the U.S. Securities and Exchange Commission (the "SEC"), the U.S. Funds are also subject to certain limited regulation by the securities regulators in all 50 states and in the foreign jurisdictions (such as Germany, Austria and Switzerland) in which several of the U.S. Funds are registered.

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

     Each of Pioneering Services, as transfer agent for the U.S. Funds, and Pioneer Ireland, as sub-transfer agent for the U.S. Funds, is registered as a transfer agent pursuant to the 1934 Act. By being registered as transfer agents, they are subject to SEC recordkeeping and reporting requirements and certain other rules and regulations.

     The SEC has jurisdiction over registered investment companies, registered investment advisers, broker-dealers and transfer agents. In the event of a violation of applicable rules or regulations, the SEC could take actions that could have a serious effect on Pioneer Management's, Pioneer Distributor's, Pioneering Services' or Pioneer Ireland's businesses.

     The Irish Funds are authorized by The Central Bank of Ireland under the European Communities (Undertakings for Collective Investment in Transferable Securities) Regulations, 1989 (S.I. No. 78 of 1989) of Ireland.

                    PIONEER INTERNATIONAL FINANCIAL SERVICES

FINANCIAL SERVICES -- POLAND

     Polish Mutual Funds. In 1992, certain of our Polish subsidiaries organized and began distributing units of Pioneer First Polish Trust Fund, the first mutual fund in Poland. Since 1992, those subsidiaries have organized three additional funds, Pioneer Aggressive Investment Trust Fund, Pioneer Interest Bearing Securities Trust and Pioneer Privatization Trust Fund (collectively, the "Polish Funds"). Pioneer First Polish Investment Fund Joint Stock Company ("Pioneer First Polish") serves as an investment manager and distributor of units of the Polish Funds. As compensation for its management services, Pioneer First Polish receives management fees of 2.00% per annum of average daily net assets. The Polish Funds were established under the Public Trading in Securities and Trust Funds Act of March 22, 1991, as amended. At February 21, 1998 when the new Investment Fund Act of August 28, 1997 became effective in Poland, Pioneer First Polish converted from a trust fund company to an investment fund company. As of April 7, 1999, when the other Polish Funds completed the required procedures with the Polish Securities and Exchange Commission, those funds also were transformed into open-end investment funds. At February 1, 2000, Pioneer First Polish employed 93 full-time persons, including management and support staff. At February 1, 2000, the Polish Funds had aggregate net assets of approximately $338 million. Sales of units of the Polish Funds in 1999, 1998 and 1997 were in the amounts shown in the chart below:

                                                 1999            1998            1997
                                             (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                             -------------   -------------   -------------
Aggregate Sales of Polish Funds............      $ 28            $ 39            $203

     Pioneer Financial Services Limited. In January 1992, we established Pioneer Financial Services Limited ("PFSL") to provide services to the Polish Funds. At that time, we owned 50% of PFSL, and Bank Polska Kasa Opieki, S.A ("Bank PKO") owned the remaining 50%. During the fourth quarter of 1998, we acquired the half of PFSL owned by Bank PKO. PFSL acts as the unitholder servicing agent for the Polish Funds, and Pioneering Services provides ongoing support to PFSL. Under the terms of its agreement with Pioneer Privatization Trust Fund, as of March 1999, PFSL began receiving a servicing fee of 1.75% of the total assets under management. For servicing each of the other three Polish Funds, PFSL receives annual fees equal to the Polish zloty ("PLN") equivalent of $21.00 per account. In 1999, PFSL received total fees of approximately PLN 16 million (approximately $4.1 million) from the Polish Funds. At December 31, 1999, PFSL serviced approximately 236,000 unitholder accounts. At February 1, 2000, PFSL employed 145 full-time persons.

     Polish Brokerage Operations. In March 1996, we acquired approximately 86% of Pioneer Polski Dom Maklerski, S.A., a Polish full-service brokerage operation ("PPDM"). During 1998 we reduced our interest in PPDM to 80%, and in the fourth quarter of 1999, we sold our entire interest in PPDM for $1.8 million, resulting in a gain of $1.2 million.

     Polish Pension Fund Company. In October 1998, we established a wholly owned subsidiary, Pioneer Pension Fund Company ("Pioneer Pension"), which was one of Poland's first universal pension fund societies. Initially capitalized with $10 million, Pioneer Pension manages pension assets accumulated in Pioneer Open Pension Funds, operating in the second pillar of Poland's reformed pension system. Pioneer Pension is licensed by the Pension Fund Supervisory Office in Poland under the Act on Organization and Operation of Pension Funds. In June 1999, we sold a 30% interest in Pioneer Pension to Nationwide Global Holdings, Inc. ("Nationwide") for $20 million. We recognized a gain on the sale of approximately $12.2 million, which we reflected as a credit to stockholders' equity in the second quarter of 1999. In our financial statements, we have deconsolidated Pioneer Pension because we share control with Nationwide. We have accounted for our investment in Pioneer Pension under the equity method retroactive to January 1, 1999. We used the consolidation method of accounting during the fourth quarter of 1998, when we formed Pioneer Pension. During 1999, Pioneer Pension lost $13.5 million as a result of high start-up costs and advertising expenses and lower than expected sales. Our share of this loss is $11.3 million. At February 1, 2000, Pioneer Pension had approximately 125,000 accounts. At that date, Pioneer Pension employed 145 persons.

     FINANCIAL SERVICES -- CZECH REPUBLIC

     In 1995, we organized and began distributing Pioneer Czech Investment Company, a.s. - open end mutual fund (the "Pioneer Czech Fund") in the Czech Republic. As of February 1, 2000, the Pioneer Czech Fund had net assets with a market value of approximately $100 million. Pioneer Czech Investment Company, a.s. ("Pioneer Czech") serves as investment adviser and distributor of participation certificates in the Pioneer

Czech Fund. As compensation for its management services, Pioneer Czech receives management fees of 2% of average daily net assets. Pioneer Czech is regulated by the Czech Securities and Exchange Commission in accordance with the new Securities Commission Act, Securities Act and Investment Company and Investment Funds Act. As of February 1, 2000, Pioneer Czech employed 33 full-time persons. We have a second Czech subsidiary, Pioneer Czech Financial Company s.r.o., which provides distribution services generally and which also helps to distribute the Irish Funds in the Czech Republic.

FINANCIAL SERVICES -- RUSSIA

     Our Russian investment operations, which include Pioneer First (Company for the Management of Investment Funds) and Pioneer Services, are consolidated under our subsidiary, Pioneer First Russia, Inc. ("PFR"). In 1997, the International Finance Corporation ("IFC"), a member of the World Bank Group, invested $4 million in PFR, acquiring an 18.35% equity interest. At February 1, 2000, PFR and its subsidiaries employed 44 persons.

     As of February 1, 2000, the Pioneer First Investment Fund, which Pioneer First manages, had over 2 million shareholders and approximately 87 portfolio investments. A significant portion of the revenues of the Pioneer First Investment Fund is lease revenue from the Meridian Commercial Towers in Moscow, which Pioneer Real Estate Advisors, Inc., our real estate management subsidiary, manages.

     Pioneer First also serves as investment manager to our two Russian open-end unit investment funds. Launched in November 1996, Pioneer First Unit Investment Fund was one of Russia's first open-end unit investment funds. The Pioneer First Unit Investment Fund invests mainly in Russian government bonds. In November 1997, we launched our second open-end unit investment fund, Pioneer First Liquid Shares, which invests mainly in Russian equities. Pioneer Services provides shareholder services both to the First Investment Fund and the two open-end unit investment funds.

     In the first quarter of 1999, we decided to shut down our Russian brokerage subsidiary, Pioneer Securities.

     In 1999, 1998 and 1997, our Russian financial services had revenues and net income (loss) from continuing operations as shown in the chart below:

                                                 1999            1998            1997
                                             (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                             -------------   -------------   -------------
Revenues...................................      $10.7          $ 10.3           $42.2
Net Income (Loss)..........................      $(2.1)         $(13.0)          $ 5.8

OTHER INVESTMENT MANAGEMENT INITIATIVES

     India. Pioneer Management owns 47.61% of Kothari Pioneer AMC Ltd. ("Kothari Pioneer"), an Indian company, which serves as investment adviser, distributor and shareholder servicing agent to 22 private sector mutual funds for Indian citizens. These funds had aggregate net assets of approximately $475 million at February 1, 2000.

     Taiwan. We own 10% of a joint venture in Taiwan, which was organized to manage and distribute investments in investment companies to Taiwanese investors.

COMPETITION

     We continually compete for investors for the Polish Funds, the Czech Fund, our Russian open-end unit investment funds and the Indian funds. Along with the other firms in those markets, we are seeking to attract assets of potential investors. We believe that these markets represent opportunities for us, but we are not alone in these pursuits. Many of our competitors have substantially greater resources to pursue such opportunities.

     Under the Polish government's pension privatization program, eligible Polish citizens may select a private pension company (those under 30 years old must select a private pension company), such as our Polish pension subsidiary, before the end of 1999. Competition for these accounts was fierce, and competition for the future asset growth of these accounts will continue to be fierce. In addition, the costs associated with this competition were high, particularly for advertising and commission expenses.

                           PIONEER GLOBAL INVESTMENTS

TIMBER BUSINESS

     We hold a majority controlling interest in three companies located in the Khabarovsk Territory of the Russian Far East, Closed Joint-Stock Company "Forest-Starma" ("Forest-Starma"), Closed Joint-Stock Company "Amgun-Forest" ("Amgun-Forest") and Closed Joint-Stock Company "Udinskoye" ("Udinskoye"). The Company has consolidated its ownership of these three companies under its wholly owned subsidiary, Pioneer Forest, Inc. ("Pioneer Forest"). Of the three companies, Forest-Starma is the only company currently engaged in timber operations. Forest-Starma, which is located on Siziman Bay in the Vanino district of the Khabarovsk Territory, has developed a modern logging camp, including a harbor facility, from which it exports timber to markets in the Pacific Rim, primarily Japan and South Korea.

     Leasehold and Cutting Rights. Forest-Starma, Amgun-Forest and Udinskoye have each entered into long-term lease arrangements that provide significant leasehold acreage and annual cutting rights. In the aggregate, the three subsidiaries have leasehold rights comprising 1,076,500 hectares (approximately
2.7 million acres), with annual cutting rights of approximately 1.2 million cubic meters. The current leasehold rights of each of the projects appear in the chart below:

                                  FOREST-STARMA   AMGUN-FOREST   UDINSKOYE
                                  -------------   ------------   ---------
Hectares (acres)................      390,100         485,400      201,000
                                     (964,000)     (1,200,000)    (497,000)
Annual Cutting Rights (m(3))....      555,000         350,000      300,000

     Currently, the local timber authorities are reviewing the cutting rights for Forest-Starma and Udinskoye. As a result of losses due to natural drying and other causes, we expect our annual cutting rights will be reduced. At the same time, we are completing negotiations with the territorial government to obtain replacement cutting rights for these projects in the surrounding area.

     Ownership Structure. Pioneer Forest owns 100% of Forest-Starma, having acquired the final 3% during 1999. Pioneer Forest has an 80.6% direct interest in Amgun-Forest, and Forest-Starma has an additional 18.8% interest. Pioneer Forest has a 72% direct interest in Udinskoye, and Forest-Starma owns the remaining 28%.

     Timber Operations. Forest-Starma harvests timber according to international sustainable development standards using advanced planning and implementation of the best available management practices as defined in the U.S. Forest Service stewardship guidelines and the United Nations Conference on Environment and Development principles. Production crews consisting, in the aggregate, of four harvesters, eight skidders, and five processors form the nucleus of the logging operation. The harvesters cut the trees, which are then skidded to processors that delimb and buck the timber into logs. The logs are hauled on company constructed roads by log trucks approximately 50 kilometers to a lower landing log yard for sorting and scaling prior to shipment. The lower landing is equipped with log loaders and other equipment necessary for maintaining the log yard and delivering sorted logs to the self constructed harbor for shipment. Sorted logs are delivered to the harbor based upon a manifest received from Forest-Starma's marketing agent, Rayonier, Inc. The logs are then delivered to the dock and placed on ships by crane. Forest-Starma has constructed and maintains a self-contained camp with living quarters for between 250 and 300 workers, a modern maintenance and parts facility, on site offices and sophisticated communications equipment.

     Timber Production. Timber harvesting commenced in the first quarter of 1995, and the first shipments of timber occurred in the third and fourth quarters of 1995. In January 1997, Forest-Starma commenced commercial production of timber. The following chart shows Forest-Starma's total production and shipments of timber during the last three years.

                                            1999             1998             1997
                                            ----             ----             ----
Timber produced (m(3))...............      313,000          248,000          257,000
Timber shipped (m(3))................      336,000          280,000          194,000

     A three-year financial summary for the timber business segment is shown below:

                                            1999             1998             1997
                                       (IN MILLIONS)    (IN MILLIONS)    (IN MILLIONS)
                                       -------------    -------------    -------------
Revenues.............................      $14.4            $ 10.5           $11.9
Net Income (Loss)....................      $(6.7)           $(18.7)          $(6.7)
Total Assets.........................      $41.3            $ 52.9           $51.0

     Customers. In 1999, Forest-Starma shipped 56% of its timber to ten unaffiliated customers in South Korea, 35% of its timber to six unaffiliated customers in Japan and 9% of its timber to three unaffiliated customers in China.

     Employees. At February 1, 2000, Forest-Starma had 479 Russian employees. In addition, our employment company subsidiary seconds expatriate employees and consultants to Forest-Starma. These employees are not unionized nor are they a party to a collective bargaining agreement. Salaries are determined annually based on the prevailing market prices for timber industry employees within the region.

     Insurance. In connection with our investment in Forest-Starma, we maintain Overseas Private Investment Corporation ("OPIC") political risk insurance in an amount that would protect 90% of our equity investment and loans reduced by cumulative losses. In addition, we have secured OPIC business income loss insurance of up to $5 million for Forest-Starma.

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

     Recent Developments. During the period between January and mid-April, the Siziman harbor typically is frozen. In January 2000, Forest-Starma entered into an agreement with its sales agent to receive a 50% prepayment for production during this period. This arrangement allows Forest-Starma to cover ongoing expenditures prior to commencement of the shipping season.

     We are actively exploring strategic alternatives with respect to our interest in the timber business.

VENTURE CAPITAL

  U.S. VENTURE CAPITAL OPERATIONS

     We were engaged in venture capital investment and management in the U.S. for a number of years through our wholly owned subsidiary, Pioneer Capital Corporation, a majority-owned limited partnership, Pioneer Ventures Limited Partnership, and Pioneer Ventures Limited Partnership II, an institutional investor fund in which the Company had a 14% interest. In March 1999, we sold our domestic venture capital business for $34.9 million, resulting in a loss of $3.4 million. We used the proceeds from the sale to repay loans from the Small Business Administration and to reduce debt outstanding under our revolving credit facility.

  POLISH VENTURE CAPITAL OPERATIONS

     In 1995, we organized two limited partnerships, Pioneer Poland U.S. L.P. ("PPUSLP") and Pioneer Poland UK L.P. ("PPUKLP"), for the purpose of raising funds for venture capital investment in Poland. During 1995, PPUSLP and PPUKLP (collectively, the "Pioneer Poland Fund") raised $60 million in commitments from U.S. and European investors. We have invested approximately $4.1 million in these limited partnerships. This investment provides the Company with a 7% indirect interest in PPUSLP and a 9% indirect interest in PPUKLP. At December 31, 1999, Pioneer Poland Fund held investments valued at approximately $39.9 million in 10 privately held Polish companies, had committed contractually to invest an additional $1.0 million in these companies and had reserved an additional $7.5 million for future financing rounds of the existing portfolio. Pioneer Poland US (Jersey) Limited, our indirect wholly owned subsidiary, manages the Pioneer Poland Fund.

REAL ESTATE MANAGEMENT AND ADVISORY SERVICES

     In 1996, we established a wholly owned subsidiary, Pioneer Real Estate Advisors, Inc. ("Pioneer Real Estate"), to provide real estate advisory and management services to institutional investors and corporations in the U.S. and in Central and Eastern Europe, primarily Russia and Poland. Pioneer Real Estate is based in Boston and conducts its operations in Russia through a representative office in Moscow and in Poland through a wholly owned subsidiary. Pioneer Real Estate is currently pursuing two primary objectives. First, it seeks to invest and manage capital in the commercial real estate markets of Central and Eastern Europe on behalf of pooled investment vehicles, individual institutional investors and the Company. Second, it seeks to provide advisory services, including property management, facilities management, development management and feasibility and valuation analysis, to the pooled investment vehicles it manages and to third parties.

     In October 1999, Pioneer Real Estate closed a $33.5 million Polish real property fund (the "Polish Real Estate Fund") to invest in a diversified portfolio of commercial real estate in Poland, including office space, warehouse/distribution centers and retail centers. Pioneer Real Estate Advisors Poland Sp. z o.o., a limited liability company that Pioneer Real Estate established in 1996, provides professional real estate investment advice to the Polish Real Estate Fund. Pioneer Real Estate has invested $285,000 in the Polish Real Estate Fund and has committed to invest an additional $5.4 million. The other investors, which are Polish and non-U.S. institutional investors, have invested a total of $1.39 million and have committed to invest the remainder of the $33.5 million.

     In May 1998, Pioneer Real Estate, together with its partner, Banc One Capital Corporation, established a pooled investment vehicle (the "PBO Property Fund") sponsored by OPIC. The PBO Fund will invest in commercial property projects in Central and Eastern Europe and the newly independent states of the former Soviet Union. The PBO Property Fund will be funded with up to $80 million of equity investments from institutional investors and up to $160 million of debt financing guaranteed by OPIC. Pioneer Real Estate has committed to invest $4 million in the PBO Property Fund and has funded $1.5 million of that commitment. Since the inception of the PBO Property Fund in mid 1998, the PBO Property Fund has been seeking capital commitments from investors. Pioneer Real Estate expects to close this fund by April 2000.

     Through its representative office in Moscow, Pioneer Real Estate manages the Meridian Commercial Towers, an 18 story office tower located in Northern Moscow, which is owned by the First Investment Fund. As of February 1, 2000, Pioneer Real Estate had 36 employees.

COMPETITION

     Venture Capital. The venture capital industry is extremely competitive. In the process of investing and attempting to raise funds from third parties, we must compete with a large number of venture capital firms, many of which have substantially larger staffs, more experience in raising funds, and more capital to invest.

     Real Estate Management and Advisory Business. The real estate management and advisory business both in the United States and abroad is extremely competitive. Pioneer Real Estate must compete with a large number of real estate firms, many of which have been in existence for many years and have substantially more resources than those available to Pioneer Real Estate.

                            DISCONTINUED OPERATIONS

GOLD MINING BUSINESS

     During the second quarter of 1999, we reflected the gold mining segment as a discontinued operation. The gold mining segment consists of Pioneer Goldfields Limited, a corporation organized under the laws of Guernsey, Channel Islands ("Pioneer Goldfields"), and its 90%-owned Ghanaian operating subsidiary, Teberebie Goldfields Limited ("TGL"), and Closed Joint Stock Company "Tas-Yurjah Mining Company," a Russian company in which we have a 95% beneficial interest. Losses from the discontinued gold mining operations were $72.3 million in 1999, including $18.7 million from operations and $53.6 million from the estimated loss on the disposition of the gold mining segment.

     We engaged the services of an investment banking firm to sell Pioneer Goldfields, including its African exploration rights and its 90% interest in TGL. We continue to actively negotiate a possible sale, although we can provide no assurance that a sale will occur. Regardless if a sale is consummated or not we are proceeding with an orderly closure of the mine. All mining operations ceased at the end of 1999, and all processing activities will be completed by the end of the first half of 2000.

     A three-year financial summary for the gold mining business segment is shown below:

                                              1999            1998            1997
                                          (IN MILLIONS)   (IN MILLIONS)   (IN MILLIONS)
                                          -------------   -------------   -------------
Revenues................................     $ 76.7          $ 77.3          $ 89.5
Net Income (Loss).......................     $(72.3)         $(19.8)         $ (2.4)
          Total Assets..................     $101.8          $131.4          $152.9

     Gold Production and Sales. Set forth below is a chart showing TGL's gold shipments for the years ended December 31, 1999, 1998 and 1997:

                                              1999            1998            1997
                                            (OUNCES)        (OUNCES)        (OUNCES)
                                          -------------   -------------   -------------
TGL Gold Shipments......................     276,000         253,000         263,000

     The average realized price of gold sold by TGL during the past three years is shown in the chart below:

                                              1999            1998            1997
                                           (PER OUNCE)     (PER OUNCE)     (PER OUNCE)
                                          -------------   -------------   -------------
Average Price of Gold Sold..............      $278            $305            $340

     In 1998 and 1997, the average realized price of gold includes proceeds from the sale of floor program options of $12 per ounce and $15 per ounce, respectively.

     TGL's cash costs per ounce and total costs per ounce for 1999, 1998 and 1997 are summarized on the following table:

                                              1999            1998            1997
                                          -------------   -------------   -------------
Cash Costs Per Ounce....................      $203            $284            $230
Total Costs Per Ounce...................      $336            $409            $337

  Exploration Activities of Pioneer Goldfields

     Since the end of 1993, in addition to continuing to develop the Teberebie mine, Pioneer Goldfields has engaged in exploration activities in the Republic of Ghana and in other African countries. These activities were conducted by TGL in Ghana and by Pioneer Goldfields in Niger. During the fourth quarter of 1999, we scaled down exploration activities in Ghana and Niger. In 1999, 1998 and 1997, Pioneer Goldfields incurred exploration costs of approximately $1.3 million, $1.8 million and $1.9 million, respectively. Of these amounts, approximately $1.1 million, $1.4 million and $1.7 million related to exploration activities outside of Ghana in 1999, 1998 and 1997, respectively.

  Exploration Activities of Tas-Yurjah Mining Company

     In 1994, we entered into a joint venture, Closed Joint Stock Company "Tas-Yurjah Mining Company" ("Tas-Yurjah"), with a Russian company to explore potential gold mining properties in the Khabarovsk Territory of the Russian Far East. We currently own a 94.5% direct interest and a 0.59% indirect interest in Tas-Yurjah. In 1995, Tas-Yurjah secured a license to conduct exploration activities over a 240 square kilometer area (the "licensed area"). We are actively exploring strategic alternatives with respect to our interest in Tas-Yurjah. At December 31, 1999, we had spent a total of approximately $6.4 million for exploration work related to Tas-Yurjah, $1.0 million of which we spent in 1999.

POWDERED METALS

     We reflected our powdered metals business as a discontinued operation in the second quarter of 1999 and sold this business for nominal value at the end of the third quarter of 1999. We incurred $1.4 million of expenses in 1999 associated with these operations, including $0.9 million from the loss on the disposition of this business.

RUSSIAN BANKING OPERATIONS

     In the third quarter of 1998, we liquidated our Russian banking operations. We reported losses of $6.5 million in 1998 and losses of $0.5 million in 1997 for this discontinued operation. In December 1998, we sold our stock in the bank to an unrelated third party.

                                   EMPLOYEES

     We employ a total of 2,186 employees worldwide, including 704 at our headquarters in Boston. We believe that we have good relations with our employees throughout our worldwide locations.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our principal properties represent fixed assets at our headquarters in Boston, and our timber production facilities in the Russian Far East. Additionally, we lease properties in several locations for our financial services operations, including Poland, Ireland, the Czech Republic, Russia, Germany and Switzerland.

     The Company and its subsidiaries conduct their principal operations from leased premises with approximately 156,121 square feet at 60 State Street, Boston, Massachusetts, under two leases. The first to expire of these leases (which covers substantially all of the space) expires in 2002, with two five-year renewal options. The rent expense for these premises was approximately $6.0 million in 1999. After expansion in the last year, we believe that our facilities are adequate for our current needs and that additional space will be available as needed. We recently signed a non-binding letter of intent to lease approximately 80,000 square feet of office space outside of Boston and continue to negotiate a lease agreement. We plan to move some of our operations departments to this new space by the end of 2000. The lease would expire in 2010, with two five-year renewal options.

     Our wholly owned subsidiary, Forest-Starma, is pursuing the development of timber production in the Khabarovsk Territory of Russia under three long-term (49 years) leases comprising 390,100 hectares (approximately 964,000 acres) in the aggregate with annual cutting rights of 555,000 cubic meters. Amgun-Forest and Udinskoye, the Company's other majority-owned Russian timber ventures, each have a long-term lease (49 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters. The Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters.

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

           NAME             AGE   POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
           ----             ---   ------------------------------------------------------------
John F. Cogan, Jr. .......  73    President, Chief Executive Officer and Chairman of the Board
                                  of the Company since 1962. Chairman of Pioneer Management
                                  since 1993 and President of Pioneer Management from 1962 to
                                  1993. Director of Pioneer Management since 1962. Chairman
                                  and Director of Pioneer Distributor. Chairman, President and
                                  Trustee of each of the registered investment companies in
                                  the Pioneer Family of Mutual Funds. President and Director
                                  of Pioneer International, Pioneer Omega and Pioneer First
                                  Russia. Director of Pioneer Real Estate, First Investment
                                  Fund, Pioneer Forest, and PIOGlobal Corporation. Chairman
                                  and Director of Pioneer Goldfields, TGL, Forest-Starma, and
                                  Global Funds Distributor. Chairman of Supervisory Board of
                                  Pioneer First Polish, Pioneer Czech and Pioneer Fonds
                                  Marketing. Director of Pioneer Ireland and each of the Irish
                                  Funds. Member of Supervisory Board of Pioneer Pension. Of
                                  Counsel to the Boston law firm, Hale and Dorr LLP, counsel to the Company.
Eric W. Reckard...........  43    Executive Vice President and Chief Financial Officer of the
                                  Company since June 1999. Treasurer of the Company, Pioneer
                                  Distributor, Pioneer Management, Pioneering Services,
                                  Pioneer International, Pioneer Real Estate, Pioneer Omega
                                  and Pioneer First Russia. Treasurer of each of the
                                  registered investment companies in the Pioneer Family of
                                  Mutual Funds. Vice President of Corporate Finance from
                                  February 1999 to June 1999. Manager of Fund Accounting,
                                  Business Planning and Internal Audit from September 1996 to
                                  February 1999. Manager of Fund Accounting and Compliance
                                  from May 1994 to September 1996. Assistant Treasurer of each of the registered investment companies in the Pioneer Family of Mutual Funds from April 1994 to June 1999.
Stephen G. Kasnet.........  54    Executive Vice President of the Company since 1998.
                                  President of the Company's business unit, Pioneer Global
                                  Investments, since 1998. Vice President of the Company from
                                  1995 until 1998. President of Pioneer Real Estate since
                                  January 1996. Director of Pioneer Real Estate, Pioneer
                                  Goldfields, TGL, Pioneer Forest and Forest-Starma. Trustee
                                  and Vice President of Pioneer Real Estate Shares and Vice
                                  President of Pioneer Variable Contracts Trust. Previously,
                                  Managing Director, First Winthrop Corporation and Winthrop
                                  Financial Associates. Chairman of the Board of Warren
                                  Bancorp and Warren Five Cents Savings Bank and Director of
                                  Bradley Real Estate, Inc.
Alicja K. Malecka.........  53    Executive Vice President of the Company since 1998.
                                  President of the Company's business unit, Pioneer
                                  International Financial Services, since 1998. Vice President of the Company since 1992. Senior Vice President of Pioneer
                                  International and Vice President of Pioneer Real Estate.
                                  Director and Vice President of Pioneer First Russia and
                                  Director of First Investment Fund. Chairman of Pioneer First
                                  Polish and the Polish Funds. Chairman of Supervisory Board
                                  of Pioneer Pension and Pioneer Nationwide. Member of the
                                  Supervisory Board of PFSL, Pioneer Czech and Pioneer Asset
                                  Management S.A.

           NAME             AGE   POSITIONS WITH THE COMPANY AND ITS SIGNIFICANT SUBSIDIARIES
           ----             ---   ------------------------------------------------------------
William H. Smith, Jr. ....  64    Executive Vice President -- Global Operations and Technology
                                  of the Company since 1998. Vice President of the Company and
                                  Director of Pioneering Services since 1985. Vice President and Director of Pioneer International. Director of Pioneer
                                  Ireland and each of the Irish Funds. Chairman of the
                                  Supervisory Board of PFSL. Member of the Supervisory Board
                                  of Pioneer Czech.
David D. Tripple..........  56    Executive Vice President of the Company since 1986.
                                  President of the Company's business unit, Pioneer Investment
                                  Management, since 1998. Director of the Company since 1986.
                                  President of Pioneer Management since 1993 and Director of
                                  Pioneer Management since 1986. Executive Vice President and
                                  Chief Investment Officer of Pioneer Management from 1986 to
                                  1993. Executive Vice President and Trustee of each of the
                                  registered investment companies in the Pioneer Family of
                                  Mutual Funds. Director of Pioneer Distributor, Pioneer
                                  International, Pioneer Real Estate, PIOGlobal Corporation,
                                  Pioneer Omega, Pioneer Ireland and each of the Irish Funds.
                                  Member of Supervisory Board of Pioneer First Polish, Pioneer
                                  Czech and Pioneer Asset Management, S.A.
Adriana Stadecker.........  53    Senior Vice President and Director of Human Resources since
                                  October 1999. Assistant Secretary of PIOGlobal Corporation.
                                  Previously, Director of Human Resources at BTR plc from 1997 to 1999 and Founder/President of Epic International from
                                  1994 to 1997.
Robert P. Nault...........  36    Senior Vice President of the Company since 1998. General
                                  Counsel and Assistant Secretary of the Company since 1995.
                                  Secretary of Pioneer Real Estate, Pioneer Forest and
                                  PIOGlobal Corporation. Assistant Secretary of each of the
                                  registered investment companies in the Pioneer Family of
                                  Mutual Funds, Pioneer Management, Pioneer Distributor,
                                  Pioneering Services, Pioneer International, Pioneer Omega,
                                  Pioneer First Russia, Pioneer Goldfields, and Pioneer Global
                                  Funds Distributor. Previously, Junior Partner of the Boston
                                  law firm, Hale and Dorr LLP, counsel to the Company.
Joseph P. Barri...........  53    Secretary of the Company since 1978. Secretary of each of
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

QUARTERLY FINANCIAL DATA

                                                      FIRST      SECOND       THIRD      FOURTH
                                                     QUARTER     QUARTER     QUARTER     QUARTER
                                                    ---------   ---------   ---------   ---------
                                                    DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
1999
Total revenues and sales..........................  $  57,759   $  63,633   $  64,109   $  64,403
                                                    ---------   ---------   ---------   ---------
Net income (loss) from continuing operations......     (2,404)       (377)        822       4,784
Net income (loss) from discontinued operations....     (6,044)    (24,794)    (42,844)         --
Cumulative effect of change in accounting
  principle.......................................    (12,112)         --          --          --
                                                    ---------   ---------   ---------   ---------
Net income (loss).................................  ($ 20,560)  ($ 25,171)  ($ 42,022)  $   4,784
                                                    =========   =========   =========   =========
Per common share:
  Earnings (loss) from continuing operations......  ($   0.09)  ($   0.01)  $    0.03   $    0.18
  Earnings (loss) from discontinued operations....  ($   0.24)  ($   0.96)  ($   1.63)         --
  Cumulative effect of change in accounting
     principle....................................  ($   0.47)         --          --          --
                                                    ---------   ---------   ---------   ---------
  Total earnings (loss)...........................  ($   0.80)  ($   0.97)  ($   1.60)  $    0.18
                                                    =========   =========   =========   =========
  Cash dividends declared.........................         --          --          --          --
                                                    =========   =========   =========   =========
Market price range:*
     High.........................................  $  21 1/8   $  19 1/4   $  18 3/4   $  17 3/4
     Low..........................................  $14 13/16   $14 13/16   $  14 1/8   $  11 3/4
1998
Total revenues and sales..........................  $  54,519   $  64,324   $  65,964   $  62,738
                                                    ---------   ---------   ---------   ---------
Net income (loss) from continuing operations......      6,491        (492)     (7,789)     (4,611)
Net income (loss) from discontinued operations....     (1,144)    (11,638)     (8,688)     (5,597)
                                                    ---------   ---------   ---------   ---------
Net income (loss).................................  $   5,347   ($ 12,130)  ($ 16,477)  ($ 10,208)
                                                    =========   =========   =========   =========
Per common share:
  Earnings (loss) from continuing operations......  $    0.26   ($   0.02)  ($   0.31)  ($   0.18)
  Earnings (loss) from discontinued operations....  ($   0.05)  ($   0.46)  ($   0.34)  ($   0.22)
                                                    ---------   ---------   ---------   ---------
  Total earnings (loss)...........................  $    0.21   ($   0.48)  ($   0.65)  ($   0.40)
                                                    =========   =========   =========   =========
  Cash dividends declared.........................  $    0.10   $    0.10   $      --   $      --
                                                    =========   =========   =========   =========
Market price range:*
     High.........................................  $  31 1/4   $      33   $  28 1/8   $  19 3/4
     Low..........................................  $  25 1/4   $ 25 3/16   $ 15 1/16   $  11 1/2

---------------
* The Company's common stock is quoted on The Nasdaq Stock Market(R) under the symbol PIOG. Prices reflect the closing price of the common stock on The Nasdaq Stock Market(R). At March 1, 2000, the Company had approximately 5,000 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

ASSETS UNDER MANAGEMENT AT DECEMBER 31:

                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                 DOLLARS IN MILLIONS
U.S. Funds.......................................  $23,364   $21,985   $19,635   $15,704   $12,701
Irish Funds......................................      551       398       226        54         5
Closed-end and subadvised funds and private
  institutional accounts*........................      158       574       691       769       764
                                                   -------   -------   -------   -------   -------
                                                    24,073    22,957    20,552    16,527    13,470
Other funds......................................      418       416       489       454       275
                                                   -------   -------   -------   -------   -------
          Total..................................  $24,491   $23,373   $21,041   $16,981   $13,745
                                                   =======   =======   =======   =======   =======

---------------
* Excludes assets of funds managed by foreign joint ventures and venture capital pools.

SALES OF MUTUAL FUND SHARES

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                 DOLLARS IN MILLIONS
U.S. REGISTERED MUTUAL FUNDS:
Sales*...........................................  $ 3,691   $ 3,971   $ 2,866   $ 2,602   $ 1,752
Redemption of shares.............................    4,005     2,410     2,106     1,431     1,050
                                                   -------   -------   -------   -------   -------
Net sales of shares..............................  $  (314)  $ 1,561   $   760   $ 1,171   $   702
                                                   =======   =======   =======   =======   =======

                                                               YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1999      1998      1997      1996      1995
                                                   -------   -------   -------   -------   -------
                                                                 DOLLARS IN MILLIONS
NON-U.S. REGISTERED MUTUAL FUNDS:
Sales*...........................................  $   171   $   241   $   410   $   217   $    25
Redemption of shares.............................      193       160       147        81       381
                                                   -------   -------   -------   -------   -------
Net sales of shares..............................  $   (22)  $    81   $   263   $   136   $  (356)
                                                   =======   =======   =======   =======   =======

---------------
* Includes reinvestment of dividends, but excludes money market funds and funds managed by foreign joint ventures.

FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

                                      1999          1998          1997          1996          1995
                                   -----------   -----------   -----------   -----------   -----------
                                              DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS
Results of Operations
Revenues and sales...............  $   249,904   $   247,545   $   241,029   $   145,867   $   106,092
Costs and expenses...............      216,098       241,432       194,050       131,134        92,743
Unrealized and realized (gains)
  losses on venture capital and
  marketable securities
  investments, net...............        1,082        (4,418)      (27,460)      (12,279)       (9,345)
Interest expense.................        7,013        11,897         8,629         3,181           746
Equity in (earnings) losses of
  affiliated companies...........       11,291            --            --            --            --
Public offering costs............           --            --            --            --         4,863
                                   -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing
  operations before provision for
  income taxes and minority
  interest.......................       14,420        (1,366)       65,810        23,831        17,085
Provision for income taxes.......        9,256         9,384        28,202        10,405         7,820
                                   -----------   -----------   -----------   -----------   -----------
Income (loss) from continuing
  operations before minority
  interest.......................        5,164       (10,750)       37,608        13,426         9,265
Minority interest................        2,339        (4,349)        5,365           576         1,158
                                   -----------   -----------   -----------   -----------   -----------
Net income (loss) from continuing
  operations.....................        2,825        (6,401)       32,243        12,850         8,107
Net income (loss) from
  discontinued operations........      (73,682)      (27,067)       (3,077)        5,987        14,704
Cumulative effect of change in
  accounting principle...........      (12,112)           --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------
Net income (loss)................  $   (82,969)  $   (33,468)  $    29,166   $    18,837   $    22,811
                                   ===========   ===========   ===========   ===========   ===========
Diluted earnings (loss) per
  share:
  Continuing operations..........  $      0.11   $     (0.25)  $      1.26   $      0.50   $      0.32
  Discontinued operations........        (2.82)        (1.07)        (0.12)         0.24          0.58
  Cumulative effect of change in
     accounting principle........        (0.46)           --            --            --            --
                                   -----------   -----------   -----------   -----------   -----------
          Total diluted earnings
            (loss) per share.....  $     (3.17)  $     (1.32)  $      1.14   $      0.74   $      0.90
                                   ===========   ===========   ===========   ===========   ===========
Cash dividends per share.........  $        --   $      0.20   $      0.40   $      0.40   $      0.40
                                   ===========   ===========   ===========   ===========   ===========
Diluted shares outstanding.......   26,184,000    25,350,000    25,630,000    25,460,000    25,311,000
                                   ===========   ===========   ===========   ===========   ===========
Long-term notes payable..........  $    63,892   $    99,035   $   126,406   $   101,890   $     8,950
Total assets.....................  $   299,832   $   439,218   $   404,054   $   378,533   $   300,002
Stockholders' equity.............  $    87,098   $   154,802   $   183,687   $   162,473   $   150,343
Stockholders' equity per share...  $      3.28   $      5.93   $      7.28   $      6.50   $      6.05

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                    OVERVIEW

     Our consolidated financial statements include the Company's three strategic business units, Pioneer Investment Management, Pioneer International Financial Services and Pioneer Global Investments. We are in the process of disposing of our gold mining operations and as such are reporting those results as discontinued operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in four sections: Results of Operations, Liquidity and Capital Resources-General, Future Operating Results and Year 2000.

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     In 1999, we reported net income from continuing operations of $2.8 million, or $0.11 per share, losses from discontinued gold mining and powdered metals operations of $73.7 million, or $2.82 per share, and the impact of the first quarter write-off of unamortized capitalized start-up costs of $12.1 million, or $0.46 per share, as a result of the required change in accounting principle. Also included in the 1999 net income from continuing operations is the one-time $3.4 million loss on the sale of our U.S. venture capital operations and the one-time $1.2 million gain on the sale of our Polish brokerage operations.

     In contrast, we reported 1998 losses from continuing operations of $6.4 million, or $0.25 per share, and losses from discontinued gold mining, powdered metals and Russian banking operations of $27.1 million, or $1.07 per share. For 1997, we had net income from continuing operations of $32.3 million, or $1.26 per share, and losses from discontinued gold mining and Russian banking operations of $3.1 million, or $0.12 per share.

     Worldwide assets under management were $24.5 billion at December 31, 1999, compared to $23.4 billion at December 31, 1998.

     Table 1 details revenues and net income by business segment for 1999, 1998 and 1997.

                                                              REVENUES                   NET INCOME
                                                     --------------------------    -----------------------
                                                          12 MONTHS ENDED              12 MONTHS ENDED
                                                            DECEMBER 31,                DECEMBER 31,
                                                     --------------------------    -----------------------
                 BUSINESS SEGMENT                     1999      1998      1997      1999     1998    1997
                 ----------------                    ------   --------   ------    ------   ------   -----
                                                       (DOLLARS IN MILLIONS)        (DOLLARS IN MILLIONS)
Pioneer Investment Management:
  Mutual Funds and Institutional Accounts..........  $203.9    $199.9    $168.5    $ 35.4   $ 30.7   $31.7
  Sale of Class B Share Rights.....................      --       8.1        --        --      5.3      --
                                                     ------    ------    ------    ------   ------   -----
                                                      203.9     208.0     168.5      35.4     36.0    31.7
                                                     ------    ------    ------    ------   ------   -----
Pioneer International Financial Services:
  Russia...........................................    10.7      10.3      42.2      (1.6)   (13.0)    5.8
  Central and Eastern Europe.......................    18.3      15.3      15.5     (12.0)    (4.2)    0.1
  Asia.............................................      --        --        --      (0.3)    (0.5)     --
                                                     ------    ------    ------    ------   ------   -----
                                                       29.0      25.6      57.7     (13.9)   (17.7)    5.9
                                                     ------    ------    ------    ------   ------   -----
Pioneer Global Investments:
  Venture Capital..................................     1.1       2.2       2.3      (3.9)     1.3     4.9
  Real Estate......................................     1.5       1.2       0.6      (3.5)    (2.9)   (1.9)
  Timber...........................................    14.4      10.5      11.9      (6.7)   (18.7)   (6.7)
                                                     ------    ------    ------    ------   ------   -----
                                                       17.0      13.9      14.8     (14.1)   (20.3)   (3.7)
                                                     ------    ------    ------    ------   ------   -----
Interest Expense and Other Expenses................      --        --        --      (4.6)    (4.4)   (1.6)
                                                     ------    ------    ------    ------   ------   -----
    Total From Continuing Operations...............   249.9     247.5     241.0       2.8     (6.4)   32.3
                                                     ------    ------    ------    ------   ------   -----
Discontinued Operations............................      --        --        --     (73.7)   (27.1)   (3.1)
                                                     ------    ------    ------    ------   ------   -----
Change in Accounting Principle (Start-up costs)....      --        --        --     (12.1)      --      --
                                                     ------    ------    ------    ------   ------   -----
       Totals......................................  $249.9    $247.5    $241.0    $(83.0)  $(33.5)  $29.2
                                                     ======    ======    ======    ======   ======   =====

PIONEER INVESTMENT MANAGEMENT ("PIM")

  1999 Compared to 1998

     PIM recorded 1999 net income of $35.4 million compared to 1998 net income of $36.0 million, including $30.7 million of operating income and a gain of $5.3 million from the sale of our rights to receive future distribution fees and deferred sales charges from the distribution of Class B Shares of our U.S. based mutual funds. Excluding the one-time gain, PIM's net income increased by $4.7 million, or 15%.

     PIM's assets under management at December 31, 1999 were approximately $24.1 billion compared to $23.0 billion at December 31, 1998. In 1999, we had U.S. registered mutual fund sales (including reinvested dividends) of $3.7 billion compared to $3.9 billion in 1998, and net redemptions of $0.3 billion compared to net sales of $1.6 billion in 1998.

     Since October 1998, we have sold each month, at a slight premium, additional rights arising from sales of Class B Shares. In consideration for the sale, we relinquish our rights to receive future distribution fees and certain sales charges. The net gain on these sales is included in distribution fee revenues. As a result, distribution fee revenues and the expenses associated with the amortization of Class B Share dealer advances have both decreased significantly in 1999.

     Excluding the 1998 Class B Share rights sale, revenues of $203.9 million in 1999 increased by $4.0 million. Management fee revenues of $139.2 million increased by $8.7 million, principally reflecting higher assets under management resulting from gains in the U.S. stock market. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $3.9 million to $53.5 million as increased shareholder service fees partially offset lower distribution fees.

     Costs and expenses increased by $0.2 million in 1999 to $149.7 million. Excluding the $8.4 million decrease in dealer advance amortization expenses in 1998, overall expenses increased by $8.6 million as a result of higher payroll costs, technology expenditures and higher costs related to additional office space. These increased expenses were incurred to strengthen the investment management team and improve operating efficiencies.

     PIM's effective tax rate for 1999 was 34% compared to 37% in 1998. The decrease was due primarily to increased profitability at Pioneer Management (Ireland) Limited, which is taxed at a lower effective rate.

  1998 Compared to 1997

     Net income increased by $4.3 million to $36.0 million. Results for 1998 included a one-time gain of $5.3 million from the sale of our rights to receive future distribution fees and deferred sales charges from the distribution of Class B Shares of our U.S. based mutual funds.

     PIM's assets under management at December 31, 1998 were approximately $23.0 billion compared to $20.6 billion at December 31, 1997. In 1998, we had U.S. registered mutual fund sales (including reinvested dividends) of $3.9 billion compared to $2.9 billion in 1997, and net sales of $1.6 billion compared to net sales of $0.8 billion in 1997.

     Revenues of $208.0 million in 1998 increased by $39.5 million, or 23%. Management fee revenues of $130.5 million increased by $19.6 million, principally reflecting higher assets under management resulting from gains in the U.S. stock market and an increase in net sales of mutual fund shares. We also earned $8.1 million in revenues from the sale of our Class B Share rights. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees increased by $9.3 million to $57.4 million resulting from increased mutual fund sales, higher average Class B Share assets under management, and increased mutual fund shareowner accounts.

     Costs and expenses increased by $33.2 million in 1998 to $149.5 million. The expense increase resulted principally from higher payroll costs, mutual fund distribution expenses and technology expenses.

     PIM's effective tax rate for 1998 was 37% compared to 39% in 1997.

PIONEER INTERNATIONAL FINANCIAL SERVICES ("PIFS")

  1999 Compared to 1998

     During 1999, PIFS lost $13.9 million on revenues of $29.0 million compared to a loss of $17.7 million on revenues of $25.6 million in 1998.

     Revenues from PIFS' Russian financial services operations increased by $0.4 million in 1999 to $10.7 million. Net loss declined by $11.4 million to $1.6 million as operating expenses were significantly reduced with the closure of our brokerage business, along with reductions in other financial services staff. In addition, we had significant losses in 1998 of $6.3 million associated with cost basis adjustments of certain securities of Pioneer First Investment Fund, our majority-owned investment fund. These losses were recorded in response to the economic turmoil resulting in the Russian government's default on its sovereign debt and represent our prorata share of the fund write-down.

     Central European operations lost $12.0 million in 1999 on revenues of $18.3 million. A substantial portion ($11.6 million) of the 1999 loss occurred in Poland, $11.3 million of which related to our 70% owned pension subsidiary. Responding to Poland's pension reform initiative, the pension subsidiary incurred significant one-time start-up costs during 1999 in order to develop sales, distribution and processing capabilities. In addition, we recorded a one-time after-tax gain of $1.2 million on the sale of our Polish brokerage business, offset by losses in Polish financial services operations. Polish mutual fund assets under management decreased by approximately $23 million in 1999 to $327 million.

  1998 Compared to 1997

     During 1998, Pioneer International Financial Services ("PIFS") lost $17.7 million from continuing operations on revenues of $25.6 million compared to net income of $5.9 million on revenues of $57.7 million in 1997.

     Revenues from PIFS' Russian financial services operations decreased by $31.9 million to $10.3 million. Most of the decline ($31.0 million) resulted from the reduction in trading activity at our majority-owned brokerage business. The reduced revenues led to a loss of $4.0 million in 1998 in the brokerage business. In response, we announced in the first quarter of 1999 the closing of our Russian brokerage operations and reduced the remaining financial services staff and related expenses. In addition, we had significant losses of $6.3 million associated with cost basis adjustments of certain securities of Pioneer First Investment Fund, our majority-owned investment fund, to reflect the lack of liquidity in the trading market for Russian equity securities and the write-down of receivables of Pioneer First Investment Fund deemed uncollectible.

     Central European operations lost $4.2 million in 1998 compared to net income of $0.1 million in 1997. The 1998 loss was principally attributable to our Polish financial services operations. Polish mutual fund assets under management decreased by approximately $100 million in 1998 to $350 million. We also experienced losses associated with our Polish brokerage business and costs from our new subsidiary established to solicit accounts and manage pension assets under Poland's pension system reform program.

PIONEER GLOBAL INVESTMENTS

  1999 Compared to 1998 and 1997

     During 1999, Pioneer Global Investments lost $14.1 million on revenues of $17.0 million compared to a loss of $20.3 million on revenues of $13.9 million in 1998. In 1997, Pioneer Global Investments lost $3.7 million on revenues of $14.8 million.

     In 1999, our U.S. venture capital operations lost $3.6 million, compared to net income of $3.3 million in 1998 and $6.3 million in 1997. In March 1999, we sold our direct investments and indirect interests of our U.S. venture capital business for $34.9 million, resulting in a loss of $3.4 million.

     We had losses from our Central and Eastern Europe venture capital operations of $0.3 million in 1999, $2.0 million in 1998 and $1.4 million in 1997, principally associated with development costs of venture capital funds.

     Our real estate services operations reported losses of $3.5 million in 1999, $2.9 million in 1998 and $1.9 million in 1997. Most of the losses were attributable to costs associated with the development of our Polish and Eastern European real estate investments and related management operations.

  TIMBER BUSINESS

     The results of our timber business are substantially attributable to the operations of Closed Joint-Stock Company "Forest-Starma," the wholly owned principal operating subsidiary of Pioneer Forest, Inc. Forest-Starma harvests timber under a 49-year lease comprising 390,100 hectares (approximately 964,000 acres) in the aggregate with annual cutting rights of 555,000 cubic meters awarded in the Khabarovsk Territory of Russia. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

     In 1995, Closed Joint-Stock Company "Amgun-Forest" and Closed Joint-Stock Company "Udinskoye," our other Russian timber ventures, each executed a long-term lease (50 years) relating to timber harvesting. The Amgun-Forest lease covers 485,400 hectares (approximately 1,200,000 acres) with annual cutting rights of 350,000 cubic meters while the Udinskoye lease covers 201,000 hectares (approximately 497,000 acres) with annual cutting rights of 300,000 cubic meters. As of December 31, 1999, Pioneer Forest, Inc. had an 80.6% direct interest and 18.8% indirect interest in Amgun-Forest and a 72% direct interest and 28% indirect interest in Udinskoye.

     While Forest-Starma harvests timber and incurs the resulting operating expenses throughout the year, it ships timber from mid-April through December. As a result, Forest-Starma has incurred, and expects to continue to incur, seasonal operating losses from fixed costs in the first quarter of our fiscal year.

  RESULTS OF OPERATIONS.

     In 1999, the timber business lost $6.7 million compared to a loss of $18.7 million in 1998. The decrease in losses was attributable principally to higher prices and production, and lower interest expense associated with an intercompany debt-to-equity conversion. In 1997, the timber business lost $6.7 million. Forest-Starma commenced commercial operations in January 1997.

  TIMBER PRODUCTION AND SALES

     We had timber shipments of 336,000 cubic meters in 1999, compared to 280,000 cubic meters in 1998 and 194,000 cubic meters in 1997. Production amounted to 313,000 cubic meters in 1999, compared to 248,000 cubic meters in 1998 and 257,000 cubic meters in 1997. Revenue increased to $14.4 million in 1999, up from $10.5 million in 1998 and $11.9 million in 1997. The average realized price of timber was $43 per cubic meter in 1999, compared to $37 in 1998 and $61 in 1997. We expect to produce over 325,000 cubic meters in 2000.

     Production in 1998 was hindered by a fire disruption which required the redeployment of logging crews and equipment to contain the fire. There was damage to approximately 7.8 million cubic meters of standing timber on 76,000 hectares, as well as 5,500 cubic meters of decked logs. We do not believe the fire damage will have a material impact on production over the next several years. We are continuing negotiations with the territorial government for both replacement and additional cutting rights.

     Cost of Goods Sold. Forest-Starma values inventory at the lower of cost or market under the full absorption accounting method and accordingly, includes operating costs such as payroll, fuel, spare parts, site related general and administrative expenses, depreciation and amortization and other taxes in the cost of goods sold.

  THIRD-PARTY DEBT

     Forest-Starma had $5.0 million of external debt outstanding at December 31, 1999. We are subject to recourse on this borrowing. Scheduled debt service for 2000 is expected to aggregate $1.7 million.

  RECENT DEVELOPMENTS

     During the period between January and mid-April, the Siziman harbor is typically frozen. In January 2000, Forest-Starma entered into an agreement with its sales agent to receive a 50% prepayment for production during this period. This allows Forest Starma to cover ongoing expenditures prior to commencement of the shipping season.

     We are actively exploring strategic alternatives with respect to our interest in the timber business.

DISCONTINUED OPERATIONS

     During the second quarter of 1999, we reflected the gold mining segment as a discontinued operation. The gold mining segment consists of Pioneer Goldfields Limited ("Pioneer Goldfields"), and its 90%-owned Ghanaian operating subsidiary, Teberebie Goldfields Limited ("TGL"), and Closed Joint-Stock Company "Tas-Yurjah Mining Company", our majority owned (95%) Russian subsidiary. We also reflected our powdered metals and Russian banking operations as discontinued operations in the second quarter of 1999 and the third quarter of 1998, respectively. The following table summarizes discontinued operations for the three years ended December 31:

                                                                     YEAR ENDED
                                                                    DECEMBER 31,
                                                              -------------------------
                                                               1999      1998     1997
                                                              ------    ------    -----
                                                                (DOLLARS IN MILLIONS)
Discontinued gold mining....................................  $(72.3)   $(19.8)   $(2.4)
Discontinued powdered metals................................    (1.4)     (0.8)    (0.2)
Discontinued Russian banking................................      --      (6.5)    (0.5)
                                                              ------    ------    -----
          Total.............................................  $(73.7)   $(27.1)   $(3.1)
                                                              ======    ======    =====

  GOLD MINING

     Losses from discontinued gold mining operations during 1999 were $72.3 million, including $18.7 million from operations and $53.6 million from the estimated loss on the disposition of the gold mining segment.

     We engaged the services of an investment banking firm to sell Pioneer Goldfields, including its African exploration rights and its 90% interest in TGL. We continue to actively negotiate a possible sale, although we can provide no assurance that a sale will occur. Regardless if a sale is consummated or not we are proceeding with an orderly closure of the mine. All mining operations ceased at the end of 1999, and all processing activities will be completed by the end of the first half of 2000.

  POWDERED METALS

     We sold, for nominal value, our powdered metals operations at the end of the third quarter of 1999. We incurred $1.4 million of expenses in 1999 associated with these operations, including $0.9 million from the loss on the disposition of this business.

  RUSSIAN BANKING OPERATIONS

     In the third quarter of 1998, we liquidated our Russian banking operations. Accordingly, losses of $0.5 million and $6.5 million were recorded in the years ended December 31, 1997 and 1998. In December 1998, we sold our stock in the bank to an unrelated third party.

  OTHER

  1999 Compared to 1998 and 1997

     We had net interest expense and other expenses of $4.6 million in 1999 compared to $4.4 million in 1998 and $1.6 million in 1997. The 1999 increase of $0.2 million resulted from an increase in the cost of borrowing and increased expenses associated with modifications to debt agreements, partially offset by lower average outstanding balances and favorable adjustments to the market value of overhedged interest rate swaps. The 1998 increase of $2.8 million resulted principally from higher interest expense from increased borrowings and a mark-to-market adjustment on our interest rate protection agreements.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     Liquid assets consisting of cash and marketable securities decreased by $7.3 million in 1999 to $40.6 million. Proceeds from the sale of our domestic venture operations ($34.9 million) and the sale of our Polish brokerage business ($1.6 million) were used principally for the repayment of corporate debt. Also, deconsolidation of the Polish pension subsidiary contributed to a $10.1 million reduction in reported cash during 1999.

     During 1999, we, along with our commercial banking syndicate, amended the senior credit facility, which, among other things reduced the availability under the facility from $80 million to $55 million and shortened the maturity date to March 31, 2001. For a description of our $55 million senior credit facility and $20 million senior notes, including interest rates and applicable covenants, see
Note 9 (Notes Payable) in the Notes to Consolidated Financial Statements included elsewhere in the Annual Report on Form 10-K. At December 31, 1999, we had borrowed $40 million under the senior credit facility and had $20 million of senior notes outstanding.

     We believe that we are in sound financial condition, that we have sufficient liquidity from operations and financing facilities to cover short-term commitments and contingencies and that we have adequate capital resources to provide for long-term commitments.

                            FUTURE OPERATING RESULTS

     From time to time, management may make forward-looking statements in this Annual Report on Form 10-K, in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about our plans or strategies for our domestic and international financial services and global investment businesses, our anticipated revenue growth, changes we expect in the amount or composition of our assets under management, our anticipated expenses, our liquidity and capital resources and our expectations about market conditions. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenues or results of operations.

     We recently hired two investment banks to review strategic alternatives that would maximize shareholder value, including the possible sale of the Company. Also recently, Lens Investment Management, LLC filed a preliminary proxy statement on Schedule 14A for the purpose of soliciting proxies for the election of its four nominees to the Company's Board of Directors to replace five of our directors. The news of these events creates uncertainty for our stockholders and employees. During these times of uncertainty, we are subject to the risks of reduced investor confidence, redemptions in our mutual funds, loss of business opportunities, and difficulty in hiring and retaining quality employees. We cannot guarantee that the uncertainties will not adversely affect our financial condition and financial results.

     A significant portion of our revenues comes from investment management fees and underwriting and shareholder services fees. Our success in the investment management and mutual fund share distribution businesses results primarily from good investment performance. If our investments perform well, we tend to see higher sales of shares and lower redemptions of shares. Sales of shares result in increased assets under management, which, in turn, generate higher management fees. Good performance also attracts institutional accounts. On the other hand, relatively poor performance tends to cause decreased sales and increased redemptions and the loss of institutional accounts. As a result, we see a corresponding decrease in our revenues. In addition, economic and market conditions that are beyond our control can impact investment performance. Also, five of our mutual funds (including the two largest funds) have management fees that depend upon the funds' performance relative to the performance of established stock indexes. As a result, management fee revenues may be subject to unexpected volatility.

     The mutual fund industry is intensely competitive and continues to go through substantial consolidation. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments, but also with other financial services products. Many of our competitors have more products and product lines to offer, substantially greater assets under management, better financial resources and higher name recognition than we do. As a result, we could be at a disadvantage as we try to market our products to the same customers that our competitors are targeting.

     Our domestic investment management business is primarily dependent upon the contractual relationships between our U.S. mutual funds and our management company. If any of these agreements were terminated (for any reason, including a change of control of the Company) or not renewed on similarly favorable terms, our revenues and our investment management business would suffer greatly.

     The performance of a particular mutual fund depends in large part on the ability of its portfolio manager. Our ability to attract and retain talented portfolio managers and other key personnel is critical to our success in the investment management business. We cannot guarantee that we will be able to market our products successfully or maintain long-term relationships with our clients if we do not employ top quality personnel.

     The investment management business is subject to periodic shifts depending on market conditions and investor preferences. Firms like ours tend to focus on certain asset classes and certain management styles. Shifting trends in the investment management industry tend to favor firms that manage particular types of assets or use particular management styles. As a result, firms need to be able to adapt to these shifts in order to remain competitive. Historically, we have focused on "value" investing. We cannot guarantee that we will be successful as we broaden our asset classes and management styles in order to adapt to market demands.

     Our investment management operation is subject to extensive regulation in the United States, including regulation by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Also, we are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. If we do not comply with applicable laws or regulations, we could suffer fines, suspension of personnel or other sanctions. Certain changes in laws or regulations or in government policies could have a material adverse effect on our business.

     We have several operations and investments outside of the United States, including the timber operations in the Russian Far East and the financial services operations in Eastern and Central Europe. Many factors unique to these foreign locations can have negative effects on our operations and investments there. Some of these factors are exchange controls, currency fluctuations, taxation, political and economic instability, ineffective regulatory oversight and laws or policies of the particular countries in which we have operations. We cannot guarantee that we will be able to obtain permits, authorizations, regulatory approvals or agreements to implement plans at our foreign projects in a manner or within time frames that make these plans economically feasible. Also, we do not know whether applicable laws or the governing political authorities in the relevant locations will change unfavorably or whether any such changes will cost us material amounts of money or effort.

     The commercial feasibility of Forest-Starma depends on a number of factors that we cannot control. Some of these factors are the price of timber, weather conditions, political instability in Russia and the strength of the Japanese and Korean economies, which are the primary markets for Forest-Starma's timber.

     We continue to actively negotiate a possible sale of our gold mining operations, although we can provide no assurance that a sale will occur. If for any reason a sale is not consummated, our financial results and financial condition may be materially adversely affected.

                                   YEAR 2000

     We did not experience any interruptions to our business or operations as a result of the transition to the year 2000, nor did we have to implement any of our contingency plans. Although we incurred costs in preparation for the transition, those costs did not affect our financial position in any material way.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We monitor our exposure to adverse changes in interest rates, foreign currency exchange rates and the market price paid for timber. Historically, we have purchased certain derivative financial instruments to help mitigate the impact of adverse changes, or in some instances, to mitigate the impact of any changes.

     Our long term debt, taken together with the interest rate swaps for the senior credit facility, is at a fixed interest rate. Accordingly, our interest expense will not change as a result of changes in interest rates. However, the fair value of our long term debt will vary inversely with changes in interest rates. A 10% change in market interest rates will result in an approximate $1.0 million change in the fair value of our long term debt taken together with interest rate swaps.

     We are exposed to certain changes in foreign currency exchange rates. We conduct operations in Russia, the Czech Republic and Poland. The functional currency of our Russian operations is the U.S. dollar, while the functional currencies of the Czech and Polish operations are the respective local currencies. All of these operations have some costs denominated in the local currency, which acts as a natural hedge to the revenues denominated in local currencies.

     We conduct timber operations in Russia. The prices we receive for the timber products sold are denominated in U.S. dollars; however, as most of the timber produced is sold to the Asian markets, the U.S. dollar prices are influenced by the foreign currency exchange rates. The revenues of this business are also subject to changes in the market price paid for timber.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's financial statements required by this Item 8 are submitted as a separate section beginning on page F-1 at the end of this Annual Report on Form 10-K. The Pioneer Pension Fund Company Financial Statements are included as
Exhibit 99 in the "Index of Exhibits" below. The schedule required by this Item 8 is included at Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III

ITEMS 10-13.

     The information required for Part III in this Annual Report on Form 10-K is incorporated by reference from the Company's definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders. Such information will be contained in the sections of such proxy statement captioned "Security Ownership of Certain Beneficial Owners, Directors and Executive Officers," "Election of Directors," "Directors' Meetings and Fees," "Committee Meetings," "Executive Compensation," "Stock Option Grants and Exercises," "Certain Transactions" and "Compliance with Section 16 of the Securities Exchange Act of 1934." Information regarding executive officers of the Company is also furnished in Part I of this Annual Report on Form 10-K under the heading "Executive Officers of the Registrant."

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) The following documents are included as part of this Annual Report on Form 10-K.

     1.  FINANCIAL STATEMENTS:
         Reference is made to the Report of Independent Public Accountants, the Consolidated Financial Statements, the Notes to Consolidated Financial included in this Annual Report on Form 10-K at pages F-1 through F-24.

     2.  FINANCIAL STATEMENT SCHEDULES:
         Schedule II -- Valuation and Qualifying Accounts
         All other financial statement schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
         Pioneer Pension Fund Company Financial Statements (included as Exhibit 99 in the "Index to Exhibits" below).

     3.  EXHIBITS:
         The exhibits filed with or incorporated into this Annual Report on Form 10-K are listed on the "Index to Exhibits" below.

     (b) Reports on Form 8-K:

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 2000.

                                          THE PIONEER GROUP, INC.

                                          BY:    /s/ JOHN F. COGAN, JR.
                                            ------------------------------------
                                                    JOHN F. COGAN, JR.,
                                                         President

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

               /s/ JOHN F. COGAN, JR.                  Principal Executive Officer and  March 21, 2000
-----------------------------------------------------    Director
                 JOHN F. COGAN, JR.

                 /s/ ERIC W. RECKARD                   Principal Financial Officer and  March 21, 2000
-----------------------------------------------------    Principal Accounting Officer
                   ERIC W. RECKARD

               /s/ JOHN D. CURTIN JR.                  Director                         March 21, 2000
-----------------------------------------------------
                 JOHN D. CURTIN JR.

                /s/ MAURICE ENGLEMAN                   Director                         March 21, 2000
-----------------------------------------------------
                  MAURICE ENGLEMAN

                  /s/ ALYCE J. LEE                     Director                         March 21, 2000
-----------------------------------------------------
                    ALYCE J. LEE

                 /s/ W. REID SANDERS                   Director                         March 21, 2000
-----------------------------------------------------
                   W. REID SANDERS

                /s/ ALAN J. STRASSMAN                  Director                         March 21, 2000
-----------------------------------------------------
                  ALAN J. STRASSMAN

                /s/ JASKARAN S. TEJA                   Director                         March 21, 2000
-----------------------------------------------------
                  JASKARAN S. TEJA

                /s/ DAVID D. TRIPPLE                   Director                         March 21, 2000
-----------------------------------------------------
                  DAVID D. TRIPPLE

                /s/ JOHN H. VALENTINE                  Director                         March 21, 2000
-----------------------------------------------------
                  JOHN H. VALENTINE

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Pioneer Group, Inc.:

     We have audited in accordance with generally accepted auditing standards, the financial statements of The Pioneer Group, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated February 4, 2000. Our report on the financial statements includes an explanatory paragraph with respect to the change in the accounting for start-up costs as discussed in Note 2 to the financial statements. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. This schedule listed in Item 14 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                             BALANCE AT    CHARGED TO
                                             BEGINNING     COSTS AND                   BALANCE AT
                                              OF YEAR       EXPENSES     DEDUCTIONS    END OF YEAR
                                             ----------    ----------    ----------    -----------
Discontinued gold mining operations reserve
  for future losses, severance and closing
  costs, December 31, 1999.................    $  --         $14.9         ($13.1)*       $1.8

---------------
* Consists of operating losses of $6.9 million and severance expense of $6.2 million in 1999.

                                INDEX TO EXHIBITS

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
 3.1(17)      --   Certificate of Incorporation, as amended
 3.2*         --   Amended and Restated By-Laws
10.1(15)      --   Form of Management Contract with Pioneer Mutual Funds
10.2(15)      --   Form of Investment Company Service Agreement with Pioneer
                   Mutual Funds
10.3(1)(7)    --   Retirement Benefit Plan and Trust
10.4(5)(7)    --   1988 Stock Option Plan, as amended
10.5(5)       --   Lease, dated as of July 3, 1991, between the Trustees of 60
                   State Street and the Company
10.6(2)(7)    --   Form of Employment Agreements with Regional Vice Presidents
10.7(22)      --   Revised Form of Underwriting Contract with Pioneer Funds
10.8(3)(7)    --   1990 Restricted Stock Plan
10.9(4)       --   Deed of Warranty, dated December 3, 1987, between the
                   Government of Republic of Ghana, Teberebie Goldfields
                   Limited and The Pioneer Group, Inc.
10.10(4)      --   Lease, dated February 2, 1988, between the Government of the
                   Republic of Ghana and Teberebie Goldfields Limited
10.11(4)      --   Map of Mining Operations in Tarkwa, Ghana
10.12(6)      --   Refining Agreement, dated as of August 23, 1993, between
                   Teberebie Goldfields Limited and Metalor
10.13(6)      --   OPIC Contract of Insurance Against Inconvertibility,
                   Expropriation and Political Violence between OPIC and
                   Pioneer Goldfields Limited, dated August 12, 1993
10.14(6)      --   Credit Agreement, dated as of June 1, 1993, between
                   Teberebie Goldfields Limited and Skandinaviska Enskilda
                   Banken
10.15(8)      --   Agreement, dated May 10, 1994, between Teberebie Goldfields
                   Limited and Johnson Matthey PLC
10.16(8)      --   Contract, dated May 30, 1994, among Timber Harvesting
                   Equipment Sales, Inc., Joint-Stock Company "Forest-Starma"
                   and the Company
10.17(8)      --   Contract, dated August 4, 1994, among Morbark Northwest,
                   Inc., Joint-Stock Company "Forest-Starma" and the Company
10.18(8)      --   Contract, dated May 25, 1994, among Caterpillar Overseas
                   S.A., Joint-Stock Company "Forest Starma" and the Company
10.19(8)      --   OPIC Contract of Insurance Against Business Income Loss
                   between OPIC and the Company, effective September 30, 1992, as amended (No. D581)
10.20(8)      --   OPIC Contract of Insurance Against Business Income Loss
                   between OPIC and the Company, effective September 30, 1992, as amended (No. D582)
10.21(8)      --   OPIC Contract of Insurance Against Inconvertibility,
                   Expropriation and Political Violence between OPIC and the
                   Company, effective September 30, 1992 as amended (No. D547)
10.22(8)      --   OPIC Contract of Insurance Against Inconvertibility,
                   Expropriation and Political Violence between OPIC and the
                   Company, effective September 30, 1992 (No. D545)
10.23(8)      --   Consulting Agreement, dated as of January 2, 1995, between the Company and Pioneer First Polish Trust Fund Joint Stock
                   Company ('Pioneer Poland')
10.24(8)      --   Services Contract, dated January 1, 1994, between Pioneering
                   Services Corporation and Financial Services Limited
10.25(8)      --   Agreement, dated June 25, 1992, between Pioneer Poland and
                   Bank Polska Kasa Opieka S.A. ('Bank Pekao')
10.26(8)      --   Agreement, dated as of June 25, 1992, between Bank Pekao and
                   Pioneer International Corporation
10.27(8)      --   Agreement, dated June 25, 1992, between Bank Pekao and
                   Pioneer Poland
10.28(8)      --   Agreement, dated September 24, 1992, between Pioneer Poland and Financial Services Limited
10.29(9)      --   Master Share Purchase Agreement dated as of April 7, 1995 by and among Pioneer Omega, Inc. and First Voucher Fund
10.30(9)      --   Agreement dated as of April 7, 1995 by and among Pioneer
                   Omega, Inc. and DOM Investment Company

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
10.31(9)      --   Agreement dated as of April 7, 1995 by and among Pioneer
                   Omega, Inc. and Moscow International Business Centre Limited
10.32(9)      --   Stockholders Agreement dated as of April 11, 1995 by and
                   among the Company and Moscow International Business Centre
                   Limited
10.33(10)     --   Collective Agreement dated as of July 3, 1995 between
                   Teberebie Goldfields Limited and the Ghana Mineworkers Union
                   of T.U.C.
10.34(11)     --   Contract of Insurance Against Incontrovertibility,
                   Expropriation and Political Violence dated September 29,
                   1995 between the Overseas Private Investment Corporation and the Company
10.35(7)(12)  --   1995 Restricted Stock Plan
10.36(12)     --   Credit Agreement between Teberebie Goldfields Limited and
                   Skandinaviska Enskilda Banken AB dated as of March 11, 1996
10.37(7)(13)  --   1995 Employee Stock Purchase Plan
10.38(13)     --   Loan Agreement dated as of April 23, 1996, by and between
                   Teberebie Goldfields Limited and Caterpillar Financial
                   Services Corporation
10.39(13)     --   Chattel Mortgage dated as of April 23, 1996, by and between
                   Teberebie Goldfields Limited and Caterpillar Financial
                   Services Corporation
10.40(13)     --   Credit Agreement dated as of June 6, 1996, by and among the
                   Company, Certain of its subsidiaries, the Lenders and The
                   First National Bank of Boston, as agent for itself and the other Lenders
10.41(13)     --   Loan Agreement dated as of May 16, 1996, by and between
                   Teberebie Goldfields Limited and Caterpillar Financial
                   Corporation
10.42(14)     --   Sublease dated as of August 15, 1996, between the Company
                   and Citizens Financial Group, Inc.
10.43(16)     --   Subscription Agreement dated as of October 16, 1996, between
                   Pioneer First Russia, Inc. and International Finance
                   Corporation
10.44(16)     --   Shareholders Agreement dated as of October 16, 1996, among
                   Pioneer Omega, Inc. and Pioneer First Russia, Inc. and
                   International Finance Corporation
10.45(16)     --   Put and Call Agreement dated as of October 16, 1996, among
                   Pioneer First Russia, Inc. and Pioneer Omega, Inc. and
                   International Finance Corporation
10.46(16)     --   Credit Facility Agreement dated 19th December, 1996, for
                   Pioneer Real Estate Advisors, Inc. provided by Banque
                   Societe Generale Vostok
10.47(16)     --   First Amendment to Lease dated as of the 31st day of January
                   1994, by and between the Trustees of 60 State Street Trust and the Company
10.48(16)     --   Second Amendment to Lease dated as of September 30, 1996, by and between The Trustees of 60 State Street Trust and the
                   Company
10.49(16)     --   Third Amendment to Lease dated as of November 15, 1996, by and between The Trustees of 60 State Street Trust and the
                   Company
10.50(16)     --   Finance Agreement dated as of October 25, 1996, between
                   Teberebie Goldfields Limited and the Overseas Private
                   Investment Corporation
10.51(16)     --   Project Completion Agreement dated as of October 28, 1996, among Teberebie Goldfields Limited, the Company and Overseas
                   Private Investment Corporation
10.52(16)     --   Overseas Private Investment Corporation Contract of
                   Insurance Against Inconvertibility, Expropriation and
                   Political Violence between the Overseas Private Investment
                   Corporation and Pioneer Omega, Inc.
10.53(17)     --   Finance Agreement between Closed Joint-Stock Company
                   "Forest-Starma" and Overseas Private Investment Corporation
                   dated as of December 21, 1995
10.54(17)     --   Project Completion Agreement among Closed Joint-Stock
                   Company "Forest-Starma", the Company, International
                   Joint-Stock Company "Starma Holding" and Overseas Private
                   Investment Corporation dated as of December 21, 1995
10.55(17)     --   Closed Joint-Stock Company "Forest-Starma" Promissory Note
                   in the principal amount of $9.3 million dated as of July 1,
                   1996
10.56(17)     --   Amendment to Finance Agreement dated as of June 24, 1996
                   between Closed Joint-Stock Company "Forest-Starma" and
                   Overseas Private Investment Corporation

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
10.57(17)     --   Amendment No. 1 to Credit Agreement dated as of April 23,
                   1997, among the Company, certain of its subsidiaries, the
                   Lenders and The First National Bank of Boston
10.58(18)     --   Amendment No. 2 to Credit Agreement dated as of June 30,
                   1997, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a/ The First National
                   Bank of Boston
10.59(18)(7)  --   1997 Stock Incentive Plan
10.60(19)     --   Note Agreement dated as August 14, 1997 by and between the
                   Company and The Travelers Insurance Company
10.61(20)     --   Amendment No. 3 to Credit Agreement dated as of June 30,
                   1997, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a/ The First National
                   Bank of Boston
10.62(20)     --   Investment Agreement dated as of February 11, 1998 by and
                   between AS Eesti Forekspank and ZAO Pioneer Bank
10.63(20)     --   Fourth Amendment to Lease dated as of September 11, 1997, by and between The Trustees of 60 State Street Trust and the
                   Company
10.64(21)     --   Amendment No. 4 to Credit Agreement dated as of April 21,
                   1998, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                   Bank of Boston
10.65(21)     --   Amendment No. 5 to Credit Agreement dated as of July 21,
                   1998, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                   Bank of Boston
10.66(21)     --   Amendment No. 6 to Credit Agreement dated as of September
                   30, 1998, by and among the Company, certain of its
                   subsidiaries, the Lenders and BankBoston, N.A. f/k/a The
                   First National Bank of Boston
10.67(21)     --   Supplemental Agreement No. 1 to Note Agreement dated as of
                   September 30, 1998, by and between the Company and Travelers
                   Insurance Company
10.68(21)     --   Supplemental Agreement No. 2 to Note Agreement dated as of
                   September 30, 1998, by and between the Company and Travelers
                   Insurance Company
10.69(21)     --   Pioneer Program Master Agreement dated as of September 30,
                   1998, among the Company, certain of its subsidiaries, PLT
                   Finance, L.P., Putnam, Lovell, DeGuardiola & Thornton, Inc.,
                   and Bankers Trust Company (Confidential Treatment Granted)
10.70(23)     --   Amendment No. 7 to Credit Agreement dated as of December 30,
                   1998, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A. f/k/a The First National
                   Bank of Boston
10.71(23)     --   Supplemental Agreement No. 3 to Note Agreement dated as of
                   December 30, 1998, by and between the Company and Travelers
                   Insurance Company
10.72(23)(7)  --   1998 Deferred Compensation Plan
10.73(23)     --   Agreement dated as of December 7, 1998 between Closed Joint
                   Stock Company "Forest Starma" and Rayonier Inc., and
                   Amendment No. 1 thereto
10.74(23)     --   Fifth Amendment to Lease dated as of December 31, 1997, by and between The Trustees of 60 State Street Trust and the
                   Company
10.75(23)     --   Sixth Amendment to Lease dated as of October 5, 1998, by and between the Trustees of 60 State Street Trust and the
                   Company
10.76(23)     --   Sublease Agreement dated as of March 5, 1999, by and between
                   Leerink, Swann & Company and the Company
10.77(23)     --   Asset Purchase Agreement dated as of March 18, 1999, by and between PCC Transfer Limited Partnership, Pioneer Capital
                   Corporation, Pioneer Ventures Limited Partnership and the
                   Company
10.78(24)     --   Shareholders' Agreement dated April 8, 1999 between the
                   Company and Nationwide Global Holdings, Inc. ("Nationwide")
10.79(24)     --   Share Subscription Agreement dated as of April 8, 1999
                   between the Company, Nationwide and Pioneer Powszechne
                   Towarzystwd Emerytalne S.A.
10.80(25)     --   Amendment No. 8 to Credit Agreement dated as of June 30,
                   1999, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A., f/k/a The First National
                   Bank of Boston

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
10.81(25)     --   Supplemental Agreement No. 4 to Note Agreement dated as of
                   June 30, 1999, by and between the Company and Travelers
                   Insurance Company
10.82(25)     --   Amendment to Finance Agreement dated as of June 3, 1999
                   between Closed Joint-Stock Company "Forest-Starma" and
                   Overseas Private Investment Corporation
10.83(25)     --   Amendment to Project Completion Agreement dated as of June
                   3, 1999 among Closed Joint-Stock Company "Forest-Starma",
                   the Company, Pioneer Forest, Inc., International Joint-Stock
                   Company "Starma-Holding" and Overseas Private Investment
                   Corporation
10.84(25)     --   Agreement with Respect to Project Completion Agreement dated as of June 3, 1999 among Closed Joint-Stock Company
                   "Forest-Starma", the Company, Pioneer Forest, Inc. and
                   Overseas Private Investment Corporation
10.85(25)     --   Contract of Pledge of Shares in Closed Joint-Stock Company
                   "Forest Starma" dated as of June 3, 1999 between Pioneer
                   Forest, Inc. and Overseas Private Investment Corporation
10.86(26)     --   Shareholders Agreement dated as of April 8, 1999 between the
                   Company and Nationwide Global Holdings, Inc.
10.87*        --   Amendment No. 9 to Credit Agreement dated as of November 9,
                   1999, by and among the Company, certain of its subsidiaries, the Lenders and BankBoston, N.A., f/k/a The First National
                   Bank of Boston
10.88*        --   Amendment No. 10 to Credit Agreement dated as of December
                   13, 1999, by and among the Company, certain of its
                   subsidiaries, the Lenders and BankBoston, N.A., f/k/a The
                   First National Bank of Boston
10.89*        --   Supplemental Agreement No. 5 to Note Agreement dated as of
                   November 11, 1999, by and between the Company and Travelers
                   Insurance Company
10.90*        --   Amendment to Finance Agreement and Limited Waiver dated as of December 28, 1999 between Closed Joint-Stock Company
                   "Forest-Starma" and Overseas Private Investment Corporation
10.91*        --   Agreement with Respect to Project Completion dated as of
                   December 28, 1999 among Closed Joint-Stock Company
                   "Forest-Starma", the Company, Pioneer Forest, Inc., Pioneer
                   Forest L.L.C. and Overseas Private Investment Corporation
10.92*        --   Contract of Pledge of Shares dated as of December 28, 1999 between Pioneer Forest, L.L.C. and Overseas Private
                   Investment Corporation
10.93*        --   Agreement with Respect to Subordination Agreement dated as of December 28, 1999 among the Company, Pioneer Forest,
                   Inc., Pioneer Forest, L.L.C., Closed Joint-Stock Company
                   "Forest-Starma" and Overseas Private Investment Corporation
10.94(7)*     --   Form of Executive Retention Agreement
21*           --   Subsidiaries
23*           --   Consent of Arthur Andersen LLP
27.99*        --   Financial Data Schedule (1999)
27.98*        --   Financial Data Schedule (1998)
27.97*        --   Financial Data Schedule (1997)
99*           --   Pioneer Pension Fund Company Financial Statements

---------------
  *  Filed herewith

 (1) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1986 (File No. 0-8841).

 (2) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-8841).

 (3) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-8841).

 (4) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-8841).

 (5) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-8841).

 (6) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File No. 0-8841).

 (7) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Items 14(a) and 14(c) of Form 10-K.

 (8) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-8841).

 (9) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 (File No. 0-8841).

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

(23) Incorporated herein by reference to the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(24) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(25) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(26) Incorporated herein by reference to the exhibits to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

                            THE PIONEER GROUP, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................  F-1
Consolidated Statements of Operations -- Years Ended
  December 31, 1999, 1998 and 1997..........................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Statements of Changes in Stockholders'
  Equity -- Years Ended December 31, 1999, 1998 and 1997....  F-4
Consolidated Statements of Cash Flows -- Years Ended
  December 31, 1999, 1998 and 1997..........................  F-5
Notes to Consolidated Financial Statements..................  F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of The Pioneer Group, Inc.:

     We have audited the accompanying consolidated balance sheets of The Pioneer Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Pioneer Group, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

     As discussed in Note 2 to the financial statements, the Company changed its method of accounting for the costs of start-up activities in 1999.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 4, 2000

                            THE PIONEER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1999          1998          1997
                                                              ------------   -----------   -----------
                                                                    DOLLARS IN THOUSANDS EXCEPT
                                                                         PER SHARE AMOUNTS
Revenues and sales:
  Investment management fees................................  $   147,188    $   142,266   $   121,372
  Underwriting commissions and distribution fees............       14,539         26,511        23,322
  Shareholder service fees..................................       43,740         31,610        28,002
  Revenues from brokerage activities........................        1,405          2,153        35,570
  Gain on sale of B share rights............................           --          8,132            --
  Trustee fees and other income.............................       28,649         26,422        20,884
                                                              -----------    -----------   -----------
    Revenues from financial services businesses.............      235,521        237,094       229,150
  Timber sales..............................................       14,383         10,451        11,879
                                                              -----------    -----------   -----------
         Total revenues and sales...........................      249,904        247,545       241,029
                                                              -----------    -----------   -----------
Costs and expenses:
  Management, distribution, shareholder service and
    administrative expenses.................................      197,940        213,051       178,571
  Timber operating costs and expenses.......................       18,158         28,381        15,479
                                                              -----------    -----------   -----------
         Total costs and expenses...........................      216,098        241,432       194,050
                                                              -----------    -----------   -----------
Other (income) expense:
  Unrealized and realized (gains) losses on venture capital
    and marketable securities investments, net..............        1,082         (4,418)      (27,460)
  Equity in losses of affiliated companies..................       11,291             --            --
  Interest expense..........................................        7,013         11,897         8,629
                                                              -----------    -----------   -----------
         Total other (income) expense.......................       19,386          7,479       (18,831)
                                                              -----------    -----------   -----------
Income (loss) from continuing operations before provision
  for income taxes and minority interest....................       14,420         (1,366)       65,810
Provision for income taxes..................................        9,256          9,384        28,202
                                                              -----------    -----------   -----------
Income (loss) from continuing operations before minority
  interest..................................................        5,164        (10,750)       37,608
Minority interest...........................................        2,339         (4,349)        5,365
                                                              -----------    -----------   -----------
Net income (loss) from continuing operations before
  cumulative effect of change in accounting principle.......        2,825         (6,401)       32,243
Net income (loss) from discontinued operations..............      (73,682)       (27,067)       (3,077)
Cumulative effect of change in accounting principle
  (start-up costs, net of income taxes of $261).............      (12,112)            --            --
                                                              -----------    -----------   -----------
Net income (loss)...........................................  $   (82,969)   $   (33,468)  $    29,166
                                                              ===========    ===========   ===========
Basic earnings (loss) per share:
  Continuing operations.....................................  $      0.11    $     (0.25)  $      1.29
  Discontinued operations...................................        (2.84)         (1.08)        (0.12)
  Cumulative effect of change in accounting principle.......        (0.47)            --            --
                                                              -----------    -----------   -----------
         Total basic earnings (loss) per share..............  $     (3.20)   $     (1.33)  $      1.17
                                                              ===========    ===========   ===========
Diluted earnings (loss) per share:
  Continuing operations.....................................  $      0.11    $     (0.25)  $      1.26
  Discontinued operations...................................        (2.82)         (1.07)        (0.12)
  Cumulative effect of change in accounting principle.......        (0.46)            --            --
                                                              -----------    -----------   -----------
Total diluted earnings (loss) per share.....................  $     (3.17)   $     (1.32)  $      1.14
                                                              ===========    ===========   ===========
Basic shares outstanding....................................   25,931,000     25,148,000    24,873,000
                                                              ===========    ===========   ===========
Diluted shares outstanding..................................   26,184,000     25,350,000    25,630,000
                                                              ===========    ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE PIONEER GROUP, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                               DOLLARS IN THOUSANDS
                                                               EXCEPT SHARE AMOUNTS
ASSETS
Current assets:
Cash and cash equivalents...................................  $ 36,740      $ 44,212
Restricted cash.............................................        99         5,512
Investment in marketable securities, at fair value..........     3,850         3,638
Receivables:
  From securities brokers and dealers for sales of mutual
    fund shares.............................................     9,429        14,072
  From Pioneer Family of Mutual Funds.......................    20,610        17,334
  For securities sold.......................................       194         1,089
  Other.....................................................     8,022        15,247
Timber inventory............................................     3,908         3,585
Other current assets........................................     9,749        13,310
Net current assets of discontinued operations...............        --         5,233
                                                              --------      --------
        Total current assets................................    92,601       123,232
                                                              --------      --------
Noncurrent assets:
Cost of acquisitions in excess of net assets acquired (net
  of accumulated amortization of $13,842 in 1999 and $12,071
  in 1998)..................................................    14,539        16,572
Long-term venture capital investments, at fair value (cost
  $55,504 in 1999 and $117,547 in 1998).....................    51,093       129,560
Long-term investments, at cost..............................     6,712         7,006
Timber operations:
  Timber equipment and facilities (net of accumulated
    depreciation of $6,231 in 1999 and $3,800 in 1998)......    19,496        18,800
  Deferred timber development costs (net of accumulated
    amortization of $2,279 in 1999 and $2,841 in 1998)......     8,609        19,031
Building (net of accumulated depreciation of $1,990 in 1999
  and $1,413 in 1998).......................................    24,559        25,136
Furniture, equipment and leasehold improvements (net of
  accumulated depreciation and amortization of $17,646 in
  1999 and $13,002 in 1998).................................    17,266        20,169
Other noncurrent assets.....................................    26,633        15,016
Net noncurrent assets of discontinued operations............    38,324        64,696
                                                              --------      --------
        Total noncurrent assets.............................   207,231       315,986
                                                              --------      --------
                                                              $299,832      $439,218
                                                              ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Payable to funds for shares sold............................  $  9,420      $ 14,053
Accounts payable............................................     5,832         9,162
Accrued expenses............................................    22,023        23,172
Distribution and service fees due to brokers and dealers....     9,043         7,449
Brokerage liabilities.......................................       265         5,669
Accrued income taxes........................................     6,899        19,647
Current portion of notes payable............................     1,343         1,818
Net current liabilities of discontinued operations..........    31,815            --
                                                              --------      --------
        Total current liabilities...........................    86,640        80,970
                                                              --------      --------
Noncurrent liabilities:
Notes payable, net of current portion.......................    63,892        99,035
                                                              --------      --------
        Total noncurrent liabilities........................    63,892        99,035
                                                              --------      --------
        Total liabilities...................................   150,532       180,005
                                                              --------      --------
Minority Interest...........................................    62,202       104,411
                                                              --------      --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
  Common stock, $0.10 par value; authorized 60,000,000
    shares; issued 26,532,064 shares in 1999 and 26,134,103
    shares in 1998..........................................     2,653         2,613
    Paid-in capital.........................................    47,372        30,110
    Retained earnings.......................................    50,044       133,013
    Treasury stock at cost, 50,885 shares in 1999 and 11,303
     shares in 1998.........................................    (1,804)         (265)
    Cumulative translation adjustment.......................    (3,943)       (1,855)
                                                              --------      --------
                                                                94,322       163,616
  Less -- Deferred cost of restricted common stock issued...    (7,224)       (8,814)
                                                              --------      --------
        Total stockholders' equity..........................    87,098       154,802
                                                              --------      --------
                                                              $299,832      $439,218
                                                              ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE PIONEER GROUP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                             COMMON STOCK
                                     -----------------------------                         CUMULATIVE
                                       SHARES              PAID-IN   RETAINED   TREASURY   TRANSLATION
                                       ISSUED     AMOUNT   CAPITAL   EARNINGS    STOCK     ADJUSTMENT
                                     ----------   ------   -------   --------   --------   -----------
                                                 DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS
Balance, December 31, 1996.........  25,013,763   $2,501   $11,450   $152,457   $   (16)     $    --
                                     ----------   ------   -------   --------   -------      -------
Add (Deduct):
  Net income.......................          --      --         --     29,166        --           --
  Dividends paid ($0.40 per
    share).........................          --      --         --    (10,065)       --           --
  Shares awarded under restricted
    stock plans (162,207 shares)...     156,945      16      3,679         --       103           --
  Shares issued under the 1995
    employee stock purchase plan
    (34,527 shares)................      17,682       2        330         --       350           --
  Amortization of deferred cost of
    restricted common stock
    issued.........................          --      --         --         --        --           --
  Additional tax benefits from
    stock plans....................          --      --        306         --        --           --
  Forfeiture of shares awarded
    under restricted stock plans
    (38,690 shares)................          --      --         --         --      (808)          --
  Exercise of stock options awarded
    under the 1988 stock option
    plan (46,000 shares)...........      31,177       3        147         --       306           --
  Cumulative translation
    adjustment.....................          --      --         --         --        --       (1,277)
  Comprehensive income (loss)......          --      --         --         --        --           --
                                     ----------   ------   -------   --------   -------      -------
Balance, December 31, 1997.........  25,219,567   $2,522   $15,912   $171,558   $   (65)     $(1,277)
                                     ----------   ------   -------   --------   -------      -------
Add (Deduct):
  Net loss.........................          --      --         --    (33,468)       --           --
  Dividends paid ($0.20 per
    share).........................          --      --         --     (5,077)       --           --
  Shares awarded under restricted
    stock plans (301,098 shares)...     292,707      29      7,519         --       200           --
  Shares issued under the 1995
    employee stock purchase plan
    (41,938 shares)................      19,420       2        282         --       529           --
  Amortization of deferred cost of
    restricted common stock
    issued.........................          --      --         --         --        --           --
  Additional tax benefits from
    stock plans....................          --      --      3,681         --        --           --
  Forfeiture of shares awarded
    under restricted stock plans
    (43,161 shares)................          --      --         --         --    (1,015)          --
  Exercise of stock options awarded
    under the 1988 stock option
    plan (628,600 shares)..........     602,409      60      2,716         --        86           --
  Cumulative translation
    adjustment.....................          --      --         --         --        --         (578)
  Comprehensive income (loss)......          --      --         --         --        --           --
                                     ----------   ------   -------   --------   -------      -------
Balance, December 31, 1998.........  26,134,103   $2,613   $30,110   $133,013   $  (265)     $(1,855)
                                     ----------   ------   -------   --------   -------      -------
Add (Deduct):
  Net loss.........................          --      --         --    (82,969)       --           --
  Shares awarded under restricted
    stock plans (219,666 shares)...     200,312      21      3,603         --       460           --
  Shares issued under the 1995
    employee stock purchase plan
    (44,274 shares)................      44,274       4        618         --        --           --
  Amortization of deferred cost of
    restricted common stock
    issued.........................          --      --         --         --        --           --
  Additional tax benefits from
    stock plans....................          --      --        963         --        --           --
  Forfeiture of shares awarded
    under restricted stock plans
    (114,835 shares)...............          --      --         --         --    (2,684)          --
  Gain on sale of stock issued by a
    subsidiary.....................          --      --     12,282         --        --           --
  Exercise of stock options awarded
    under the 1988 stock option
    plan (222,900 shares)..........     153,375      15       (204)        --       685           --
  Cumulative translation
    adjustment.....................          --      --         --         --        --       (2,088)
  Comprehensive income (loss)......          --      --         --         --        --           --
                                     ----------   ------   -------   --------   -------      -------
Balance, December 31, 1999.........  26,532,064   $2,653   $47,372   $ 50,044   $(1,804)     $(3,943)
                                     ==========   ======   =======   ========   =======      =======

                                      DEFERRED
                                      COST OF         TOTAL       COMPREHENSIVE
                                     RESTRICTED   STOCKHOLDERS'      INCOME
                                       STOCK         EQUITY          (LOSS)
                                     ----------   -------------   -------------
                                     DOLLARS IN THOUSANDS EXCEPT SHARE AMOUNTS
Balance, December 31, 1996.........   $(3,919)      $162,473
                                      -------       --------
Add (Deduct):
  Net income.......................        --         29,166          29,166
  Dividends paid ($0.40 per
    share).........................        --        (10,065)             --
  Shares awarded under restricted
    stock plans (162,207 shares)...    (3,673)           125              --
  Shares issued under the 1995
    employee stock purchase plan
    (34,527 shares)................        --            682              --
  Amortization of deferred cost of
    restricted common stock
    issued.........................     1,821          1,821              --
  Additional tax benefits from
    stock plans....................        --            306              --
  Forfeiture of shares awarded
    under restricted stock plans
    (38,690 shares)................       808             --              --
  Exercise of stock options awarded
    under the 1988 stock option
    plan (46,000 shares)...........        --            456              --
  Cumulative translation
    adjustment.....................        --         (1,277)         (1,277)
                                                                    --------
  Comprehensive income (loss)......        --             --        $ 27,889
                                      -------       --------        ========
Balance, December 31, 1997.........   $(4,963)      $183,687
                                      -------       --------
Add (Deduct):
  Net loss.........................        --        (33,468)        (33,468)
  Dividends paid ($0.20 per
    share).........................        --         (5,077)             --
  Shares awarded under restricted
    stock plans (301,098 shares)...    (7,652)            96              --
  Shares issued under the 1995
    employee stock purchase plan
    (41,938 shares)................        --            813              --
  Amortization of deferred cost of
    restricted common stock
    issued.........................     2,786          2,786              --
  Additional tax benefits from
    stock plans....................        --          3,681              --
  Forfeiture of shares awarded
    under restricted stock plans
    (43,161 shares)................     1,015             --              --
  Exercise of stock options awarded
    under the 1988 stock option
    plan (628,600 shares)..........        --          2,862              --
  Cumulative translation
    adjustment.....................        --           (578)           (578)
                                                                    --------
  Comprehensive income (loss)......        --             --        $(34,046)
                                      -------       --------        ========
Balance, December 31, 1998.........   $(8,814)      $154,802
                                      -------       --------
Add (Deduct):
  Net loss.........................        --        (82,969)        (82,969)
  Shares awarded under restricted
    stock plans (219,666 shares)...    (4,052)            32              --
  Shares issued under the 1995
    employee stock purchase plan
    (44,274 shares)................        --            622              --
  Amortization of deferred cost of
    restricted common stock
    issued.........................     2,969          2,969              --
  Additional tax benefits from
    stock plans....................        --            963              --
  Forfeiture of shares awarded
    under restricted stock plans
    (114,835 shares)...............     2,673            (11)             --
  Gain on sale of stock issued by a
    subsidiary.....................        --         12,282              --
  Exercise of stock options awarded
    under the 1988 stock option
    plan (222,900 shares)..........        --            496              --
  Cumulative translation
    adjustment.....................        --         (2,088)         (2,088)
                                                                    --------
  Comprehensive income (loss)......        --             --        $(85,057)
                                      -------       --------        ========
Balance, December 31, 1999.........   $(7,224)      $ 87,098
                                      =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE PIONEER GROUP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                   DOLLARS IN THOUSANDS
Cash flows from operating activities:
 Net income (loss)..........................................  $(82,969)  $(33,468)  $ 29,166
 Less net loss from discontinued operations.................   (73,682)   (27,067)    (3,077)
 Less cumulative effect of change in accounting principle...   (12,112)        --         --
                                                              --------   --------   --------
 Net income (loss) from continuing operations...............  $  2,825   $ (6,401)  $ 32,243
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................    16,011     28,038     21,827
   Gain on sale of B share rights...........................        --     (8,132)        --
   Unrealized and realized gains on venture capital,
     marketable securities investments, and long term
     investments, net.......................................     1,082     (4,418)   (27,460)
   Equity in losses of affiliated companies.................    11,291         --         --
   Provision on other investments...........................        --      3,983      2,710
   Restricted stock plan expense............................     2,969      2,786      1,821
   (Prepaid) deferred income taxes..........................    (2,879)   (28,167)     4,081
   Minority interest........................................     2,339     (4,349)     4,653
 Changes in operating assets and liabilities:
   Investments in marketable securities, net................      (725)     5,206     (1,632)
   Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................     4,643     (2,320)    (2,742)
   Receivables for securities sold..........................       895     10,377     (8,866)
   Receivables from Pioneer Family of Mutual Funds and
     other..................................................     3,875      1,145     (8,312)
   Timber inventory.........................................      (323)     2,312     (4,491)
   Other current assets.....................................     1,418     (5,252)       512
   Other noncurrent assets..................................       914      1,795       (154)
   Payable to funds for shares sold.........................    (4,633)     2,287      2,770
   Accrued expenses and accounts payable....................    (2,885)     4,640      4,406
   Brokerage liabilities....................................    (5,404)    (9,033)    13,232
   Accrued income taxes.....................................   (11,785)    18,873      5,872
                                                              --------   --------   --------
       Total adjustments and changes in operating assets and
       liabilities..........................................    16,803     19,771      8,227
                                                              --------   --------   --------
       Net cash provided by continuing operating
       activities...........................................    19,628     13,370     40,470
                                                              --------   --------   --------
       Net cash provided by (used in) discontinued operating
       activities...........................................       480     (4,330)    16,720
                                                              --------   --------   --------
       Net cash provided by operating activities............    20,108      9,040     57,190
                                                              --------   --------   --------
Cash flows from investing activities:
 Additions to furniture, equipment and leasehold
   improvements.............................................    (5,468)   (11,940)    (8,557)
 Building...................................................        --       (864)    (2,865)
 Long-term venture capital investments......................    (2,777)   (45,774)   (26,945)
 Proceeds from sale of long-term venture capital
   investments..............................................     1,458     22,040      6,688
 Proceeds from sale of domestic venture capital
   operations...............................................    34,945         --         --
 Deferred timber development costs..........................        --         --       (354)
 Purchase of timber equipment and facilities................    (3,127)    (4,988)    (5,206)
 Other investments..........................................      (379)    (1,373)    (5,871)
 Proceeds from sales of other investments...................        --         --      1,732
 Cost of acquisition in excess of net assets acquired.......        --        (16)       (87)
 Deconsolidation of pension company subsidiary..............   (10,070)        --         --
 Purchase of long-term investments..........................      (189)    (2,245)    (4,026)
 Proceeds from sale of long-term investments................       768      5,007     13,884
                                                              --------   --------   --------
       Net cash provided by (used in) continuing investing
       activities...........................................    15,161    (40,153)   (31,607)
                                                              --------   --------   --------
       Net cash provided by (used in) investing activities,
       discontinued operations..............................    (4,874)   (10,222)   (24,104)
                                                              --------   --------   --------
       Net cash provided by (used in) investing
       activities...........................................    10,287    (50,375)   (55,711)
                                                              --------   --------   --------
Cash flows from financing activities:
 Dividends paid.............................................        --     (5,077)   (10,065)
 Liquidation of venture capital partnership.................    (1,972)        --         --
 Distributions to limited partners of venture capital
   subsidiary...............................................    (1,288)       (68)       (94)
 Amounts raised by venture capital investment
   partnerships.............................................        --     34,559     21,024
 Sale of stock by subsidiary................................       555         --         --
 Employee stock purchase plan...............................       622        813        682
 Exercise of stock options..................................       496      2,862        456
 Restricted stock plan award................................        32         96        125
 Dealer advances............................................      (221)   (20,702)   (16,331)
 Sale of dealer advances....................................        --     61,631         --
 Revolving credit agreement borrowings, net.................   (30,000)   (26,000)     8,500
 Borrowings of notes payable................................        --        447     21,897
 Repayments of notes payable................................    (5,618)    (5,881)    (3,240)
 Reclassification of restricted cash........................     5,413       (881)    (3,587)
                                                              --------   --------   --------
       Net cash provided by (used in) continuing financing
       activities...........................................   (31,981)    41,799     19,367
                                                              --------   --------   --------
       Net cash provided by (used in) financing activities,
       discontinued operations..............................    (5,726)    (6,513)     5,415
                                                              --------   --------   --------
       Net cash provided by (used in) financing
       activities...........................................   (37,707)    35,286     24,782
Effect of foreign currency exchange rate changes on cash and
 cash equivalents...........................................      (160)      (160)      (728)
Net increase (decrease) in cash and cash equivalents........    (7,472)    (6,209)    25,533
Cash and cash equivalents at beginning of year..............    44,212     50,421     24,888
                                                              --------   --------   --------
Cash and cash equivalents at end of year....................  $ 36,740   $ 44,212   $ 50,421
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE PIONEER GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

NOTE 1 -- NATURE OF OPERATIONS AND ORGANIZATION

     The operations of The Pioneer Group, Inc. and its subsidiaries (collectively, the "Company"), are divided among three strategic business units:
(i) Pioneer Investment Management ("PIM"), (ii) Pioneer International Financial Services, and (iii) Pioneer Global Investments.

     PIM includes the (i) investment management and marketing of the Company's 25 U.S. registered investment companies (comprised of 37 investment portfolios) in the Pioneer Family of Mutual Funds, as well as the nine offshore mutual funds based in Ireland, (ii) distribution of shares of the Pioneer Family of Mutual Funds by Pioneer Funds Distributor, Inc. ("PFD"), and (iii) shareowner servicing for the Pioneer Family of Mutual Funds by Pioneering Services Corporation. PIM also provides separate account management services for institutional investors and through subsidiaries also distributes and services the Irish offshore mutual funds.

     Pioneer International Financial Services includes investment management and financial services operations in (i) Warsaw, Poland, where the Company manages, distributes and services units of four mutual funds, owns a unitholder servicing agent, and in 1998 established a private pension fund management company, (ii) Prague, Czech Republic, where the Company manages, distributes and services participation certificates in a Czech mutual fund, and (iii) Moscow, Russia, where the Company manages, distributes and services two mutual funds, and owns approximately 52% of Pioneer First Investment Fund. Pioneer International Financial Services also includes minority interests in investment management operations in India and Taiwan.

     Pioneer Global Investments includes the Company's diversified strategic businesses, consisting of U.S. and international venture capital operations, U.S. and international real estate operations, and timber harvesting.

     The Company is in the process of disposing its gold mining operations and as such is reporting those results as discontinued operations.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company, its wholly owned and majority-owned subsidiaries and certain partnerships that the Company controls. The Company has consolidated the Pioneer Poland U.S. L.P. and Pioneer Poland U.K. L.P. in which the Company's ownership interest is 7.2% and 9.2%, respectively. In 1998 and 1997, the Company also consolidated Pioneer Ventures Limited Partnership II in which it owned a 14% interest. Control is defined by several factors, including, but not limited to, the fact that the Company is the general partner, the general partner has absolute and unilateral authority to make investment decisions, the limited partners may not remove the general partner and the general partner has absolute and unilateral authority to declare, or not declare, distributions of partnership income to the partners. All material intercompany balances and transactions have been eliminated in consolidation.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant estimates with regard to these consolidated financial statements relate to the valuation of venture capital investments and the estimated future cash flows of the Company's timber operations, as discussed herein.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Certain reclassifications have been made to 1998 and 1997 amounts to conform with the 1999 presentation.

     In the second quarter of 1999, the Company reached an agreement with an unrelated third party to sell newly issued shares of its Polish pension company subsidiary representing a 30% interest for $20 million. As a result of the transaction, the Company realized a gain of approximately $12.3 million that was reflected as a credit to stockholders' equity. In addition, the Company deconsolidated the Polish pension company as control is shared with the unrelated third party and has accounted for its investment in the pension company under the equity method retroactive to January 1, 1999.

  Consolidated Statements of Cash Flows

     Cash and cash equivalents consist primarily of cash on deposit in banks and amounts invested in commercial paper, Pioneer money market mutual funds and U.S. Treasury bills with original maturities of three months or less. Restricted cash consists of cash reserved for the exclusive benefit of brokerage and mutual fund customers.

     Interest paid was approximately $9,218,000 in 1999, $12,110,000 in 1998 and $9,359,000 in 1997. The amounts paid in 1997 include approximately $1,353,000 of interest that was capitalized related to the development of the Company's building, Russian timber operations and the gold mining expansion operations. Income taxes paid were approximately $20,981,000, $14,816,000 and $18,719,000 in 1999, 1998 and 1997, respectively.

  Recognition of Revenues

     Investment management, shareholder services, trustee and other fees are recorded as income during the period in which services are performed. Agreements with certain of the Pioneer Family of Mutual Funds provide for fee reductions, which are based on the excess of annual expenses of each mutual fund over certain limits. Fee reductions are recorded on an accrual basis.

     Underwriting commissions earned from the distribution of the Pioneer Family of Mutual Fund shares and the systematic investment plans are recorded as income on the trade (execution) dates.

     Distribution fees are earned based on 0.75% of certain Pioneer Family of Mutual Fund net assets. In September 1998, the Company sold its rights to receive distribution fees and contingent deferred sales charges on then outstanding Class B shares. Since October 1998, the gains on sales of Class B share rights sold pursuant to the Class B shares rights program have been included in distribution fees (see Note 12).

     Revenues from brokerage activities were derived from net realized and unrealized gains and losses from securities trading activities. The Company's brokerage operations were located in Russia and Poland, which have been closed and sold, respectively. (See Note 13.)

     The Company records timber sales when title passes and the timber is shipped.

  Building

     The building represents the Meridian Commercial Tower in Russia. The Meridian Commercial Tower is an office building which is wholly owned by the Pioneer First Investment Fund.

  Furniture, Equipment and Leasehold Improvements

     Depreciation and amortization are provided for financial reporting purposes on a straight-line basis over the following estimated useful lives: furniture and equipment, 3-5 years, and leasehold improvements, over the term of the lease. In the event of retirement or other disposition of furniture and equipment, the cost of the

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

assets and the related accumulated depreciation and amortization amounts are removed from the accounts, and any resulting gains or losses are reflected in earnings.

  Deferred Timber Development Costs

     Deferred timber development costs consist of construction and engineering expenditures and infrastructure costs incurred in developing the site and the roads, capitalized interest, legal, timber rights, other pre-operating costs and organizational costs. Certain of these costs constitute start-up costs that were expensed in 1999 (see "Costs of Start-Up Activities"). These costs are amortized on a units-of-production basis which anticipates recovery principally over ten years.

  Timber Equipment and Facilities

     Timber equipment and facilities consist of a jetty, logging machinery and building and housing units. These costs are principally depreciated on a units-of-production basis which anticipates recovery over five to twenty years.

  Cost of Acquisitions in Excess of Net Assets Acquired

     Cost of acquisitions in excess of net assets acquired is amortized on a straight-line basis over five to fifteen years and, as reflected in the accompanying consolidated balance sheets, consists of the following:

                                                                DECEMBER 31,
                                                           ----------------------
                                                             1999         1998
                                                           ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Mutual of Omaha Fund Management Company..................   $13,015      $14,482
Russian investment operations............................     1,524        1,810
Polish brokerage operations..............................        --          280
                                                            -------      -------
                                                            $14,539      $16,572
                                                            =======      =======

  Valuation of Long-Term Venture Capital Investments

     The Company's long-term venture capital investments consist of the following:

                                                             DECEMBER 31,
                                                        -----------------------
                                                          1999          1998
                                                        --------      ---------
                                                        (DOLLARS IN THOUSANDS)
Domestic..............................................  $    --       $ 79,475
Non-U.S. .............................................   51,093         50,085
                                                        -------       --------
                                                        $51,093       $129,560
                                                        =======       ========

     The Company's non-U.S. venture capital investments are in companies that are primarily engaged in bringing new technology to market as well as more mature companies in need of capital for expansion, acquisitions, management buyouts or recapitalizations. At the time the investments are made, the Company's investments are primarily in the form of unregistered common and preferred stock, warrants and promissory notes. Non-U.S. venture capital investments are the investments held by certain consolidated partnerships. These venture capital investments are in companies that are domiciled in Poland. No market quotes are available for the non-U.S. venture capital investments. Included in the total non-U.S. venture capital investments is cash that has been restricted for the future purchase of venture capital investments of $11,233,000.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Most securities are valued at fair value, as determined in good faith by management, when market quotes are not available. In determining fair value, investments are initially stated at cost until significant subsequent events require a change in valuation. The Company considers the financial condition and operating results of the investee, prices paid in subsequent private offerings of the same or similar securities, the amount that the Company can reasonably expect to realize upon the sale of these securities, and any other factors deemed relevant. Securities for which market quotations are available are valued at the closing price as of the valuation date with an appropriate discount, if restricted.

  Long-Term Investments

     Long-term investments consist mainly of Russian investments of the Pioneer First Investment Fund. These securities are carried at cost with adjustments made for any other-than-temporary impairment in value until such time as the breadth and scope of Russian securities markets develop to certain quantifiable levels. When the breadth and scope of the Russian securities market develops to certain quantifiable levels, the securities will be recorded at fair value with unrealized gains and losses recorded in stockholders' equity after income taxes and minority interest. The carrying value of these securities was $6.7 million at December 31, 1999 and $7.0 million at December 31, 1998. The approximate fair value of these securities was $20.6 million at December 31, 1999 and $13.4 million at December 31, 1998 (based upon available market quotations and appraisals).

  Valuation of Financial Instruments

     The Company considers the liquid nature and readily available market quotations when estimating fair value of financial instruments. As stated in the accompanying consolidated balance sheets, the carrying values of the Company's financial instruments approximate fair value, except for the long-term investments of Pioneer First Investment Fund, as discussed above.

  Earnings Per Share

     The following table details the calculation of basic and diluted earnings per share ("EPS"). Basic EPS is computed by dividing reported earnings available to stockholders by weighted average shares outstanding not including contingently issuable shares. Diluted EPS includes the effect of the contingently issuable shares and other common stock equivalents.

                                                           NET                  EARNINGS/
                                                         INCOME/                  (LOSS)
                                                         (LOSS)      SHARES     PER SHARE
                                                        ---------    -------    ----------
                                                         (DOLLARS AND SHARES IN THOUSANDS
                                                            EXCEPT PER SHARE AMOUNTS)
FOR THE YEAR ENDED 12/31/99
Basic earnings (loss) per share calculation:
Continuing operations.................................  $  2,825     25,931       $ 0.11
Discontinued operations...............................  $(73,682)    25,931       $(2.84)
Cumulative effect of change in accounting principle...  $(12,112)    25,931       $(0.47)
                                                        --------     ------       ------
     Total............................................  $(82,969)    25,931       $(3.20)
                                                        ========     ======       ======
Options...............................................                  253
Restricted stock......................................                   --
                                                                     ------

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                           NET                  EARNINGS/
                                                         INCOME/                  (LOSS)
                                                         (LOSS)      SHARES     PER SHARE
                                                        ---------    -------    ----------
                                                         (DOLLARS AND SHARES IN THOUSANDS
                                                            EXCEPT PER SHARE AMOUNTS)
Diluted earnings (loss) per share calculation:
Continuing operations.................................  $  2,825     26,184       $ 0.11
Discontinued operations...............................  $(73,682)    26,184       $(2.82)
Cumulative effect of change in accounting principle...  $(12,112)    26,184       $(0.46)
                                                        --------     ------       ------
     Total............................................  $(82,969)    26,184       $(3.17)
                                                        ========     ======       ======
FOR THE YEAR ENDED 12/31/98
Basic earnings (loss) per share calculation:
Continuing operations.................................  $ (6,401)    25,148       $(0.25)
Discontinued operations...............................  $(27,067)    25,148       $(1.08)
                                                        --------     ------       ------
     Total............................................  $(33,468)    25,148       $(1.33)
                                                        ========     ======       ======
Options...............................................                  188
Restricted stock......................................                   14
                                                                     ------
Diluted earnings (loss) per share calculation:
Continuing operations.................................  $ (6,401)    25,350       $(0.25)
Discontinued operations...............................  $(27,067)    25,350       $(1.07)
                                                        --------     ------       ------
     Total............................................  $(33,468)    25,350       $(1.32)
                                                        ========     ======       ======
FOR THE YEAR ENDED 12/31/97
Basic earnings (loss) per share calculation:
Continuing operations.................................  $ 32,243     24,873       $ 1.29
Discontinued operations...............................  $ (3,077)    24,873       $(0.12)
                                                        --------     ------       ------
     Total............................................  $ 29,166     24,873       $ 1.17
                                                        ========     ======       ======
Options...............................................                  692
Restricted stock......................................                   65
                                                                     ------
Diluted earnings (loss) per share calculation:
Continuing operations.................................  $ 32,243     25,630       $ 1.26
Discontinued operations...............................  $ (3,077)    25,630       $(0.12)
                                                        --------     ------       ------
     Total............................................  $ 29,166     25,630       $ 1.14
                                                        ========     ======       ======

     Excluded from diluted earnings per share were options to purchase 944,000, 791,000 and 520,500 shares in 1999, 1998 and 1997, respectively, because the options' exercise price was greater than the average market price of the common shares during the respective years.

  Comprehensive Income (Loss)

     The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income" in the first quarter of 1998. SFAS 130 establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income (loss).

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Foreign Currency Translation

     In accordance with SFAS 52, "Foreign Currency Translation," the functional currency of the Company's timber operations is the U.S. dollar, as the revenues, costs of capital equipment and financing costs are principally denominated in U.S. dollars. The functional currency of the Company's financial services operations is generally the currency of the country in which those operations are conducted. However, some of those operations are conducted in countries having highly inflationary economies and as a result the functional currency is currently the U.S. dollar. For those entities, the gains and losses which result from remeasuring into the U.S. dollar for reporting purposes are included in the accompanying consolidated statements of operations. The net foreign currency losses were $0.4 million in 1999, $0.7 million in 1998 and $1.7 million in 1997. For those entities for which the functional currency is the local currency, the gains and losses which result from translating into the U.S. dollar for reporting purposes are included in the accompanying consolidated balance sheets' stockholders' equity section as a cumulative translation adjustment.

  Long-Lived Assets

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. In accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed of," the Company uses an estimate of the future undiscounted net cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. The Company periodically reviews its long-lived assets and assesses the future useful life of these assets whenever events or changes in circumstances indicate that the current useful life has diminished.

  Concentration of Risk

     The Company performs ongoing evaluations of its subsidiaries and investments and obtains political risk insurance which mitigates its exposure in foreign countries.

  Costs of Start-Up Activities

     On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This Standard requires that entities expense costs of start-up activities as those costs are incurred. The Company previously capitalized certain pre-operating costs in connection with its natural resource operations and certain organizational costs associated with its financial services operations. In the first quarter of 1999, the Company recorded the cumulative effect of a change in accounting principle and wrote-off unamortized capitalized start-up costs, net of tax, of $12.1 million. The amount of pro forma net income in 1998 did not differ materially from the amount reported after giving effect to the change in accounting principle.

  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. In June 1999, SFAS 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- An Amendment to FASB Statement No. 133," deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company has not yet quantified the impact of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 3 -- INCOME TAXES

     The following is a summary of the components of income (loss) from continuing operations before provision for income taxes and minority interest for financial reporting purposes:

                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Domestic............................................  $ 25,652    $ 37,868    $54,506
Foreign.............................................   (11,232)    (39,234)    11,304
                                                      --------    --------    -------
                                                      $ 14,420    $ (1,366)   $65,810
                                                      ========    ========    =======

     The components of the provision for federal, state and foreign income taxes on continuing operations consist of:

                                                        1999        1998       1997
                                                       -------    --------    -------
                                                           (DOLLARS IN THOUSANDS)
Current:
  Federal............................................  $12,086    $ 28,465    $13,518
  State..............................................      110       4,828      2,220
  Foreign............................................      (61)        (64)     8,699
Deferred (Prepaid):
  Federal............................................   (2,976)    (19,100)     4,536
  State..............................................       97      (4,745)        (2)
  Foreign............................................       --          --       (769)
                                                       -------    --------    -------
                                                       $ 9,256    $  9,384    $28,202
                                                       =======    ========    =======

     Income taxes, as stated as a percentage of income (loss) from continuing operations before provision for income taxes, are comprised of the following:

                                                              1999     1998     1997
                                                              ----    ------    ----
Federal statutory tax rate..................................  35.0%    (35.0)%  35.0%
Increases (decreases) in tax rate resulting from:
  State income tax (net of effect on federal income tax)....   0.9       6.0     2.2
  Foreign income taxes......................................  25.6     900.0     4.5
  Other, net................................................   2.7    (184.0)    1.1
                                                              ----    ------    ----
  Effective tax rate........................................  64.2%    687.0%   42.8%
                                                              ====    ======    ====

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The approximate income tax effect of each type of temporary difference related to continuing operations and the change in accounting principle is as follows:

                                                           1999         1998
                                                         ---------    ---------
                                                         (DOLLARS IN THOUSANDS)
Net operating losses of foreign subsidiaries...........  $ 29,610     $ 21,807
Restricted stock.......................................       831        1,235
Reserves...............................................       781        1,530
Goodwill...............................................       557          620
Venture capital and other investments..................     2,225       (2,111)
Other temporary differences, net.......................     1,743          874
                                                         --------     --------
                                                           35,747       23,955
Valuation allowance....................................   (30,720)     (21,807)
                                                         --------     --------
Net deferred tax asset.................................  $  5,027     $  2,148
                                                         ========     ========

     A valuation allowance has been established to fully reserve the tax benefits associated with certain net operating losses of foreign subsidiaries as the realizability of these tax benefits is not probable.

     The total income tax provision included in the accompanying consolidated statements of operations is as follows:

                                                                1999       1998       1997
                                                              --------    -------    -------
                                                                  (DOLLARS IN THOUSANDS)
Continuing operations.......................................  $  9,256    $ 9,384    $28,202
Discontinued operations.....................................   (14,571)    (7,497)      (543)
Change in accounting principle..............................      (261)        --         --
                                                              --------    -------    -------
                                                              $ (5,576)   $ 1,887    $27,659
                                                              ========    =======    =======

NOTE 4 -- STOCK PLANS

     The Company has a Stock Incentive Plan (the "1997 Plan") to provide incentives to certain employees who have contributed and are expected to contribute materially to the success of the Company and its subsidiaries. In 1999, an amendment to the 1997 Plan was approved to increase the number of shares of the Company's common stock that may be awarded to participants from 1,500,000 to 3,000,000. Under the 1997 Plan, the Company may grant restricted stock, stock options and other stock based awards. The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). The 1997 Plan expires in February 2007. The Company's 1995 Restricted Stock Plan (the "1995 Plan") and 1988 Stock Option Plan (the "1988 Option Plan") were terminated upon the approval of the 1997 Plan by the stockholders of the Company on May 20, 1997. The Company's 1990 Restricted Stock Plan (the "1990 Plan") expired in January 1995. The 1997 Plan, 1995 Plan and the 1990 Plan are collectively referred to as the "Plans."

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Restricted stock is granted at a price to be determined by the Board of Directors, generally $0.10 per share. The following tables summarize restricted stock plan activity for the Plans during 1999.

                                                                   UNVESTED SHARES
                                                   -----------------------------------------------
                                                   1997 PLAN    1995 PLAN    1990 PLAN     TOTAL
                                                   ---------    ---------    ---------    --------
Balance at 12/31/98..............................   317,625       130,365      42,674      490,664
  Awarded........................................   219,666            --          --      219,666
  Vested.........................................   (68,969)      (54,054)    (29,964)    (152,987)
  Forfeited......................................   (89,091)      (22,354)     (3,390)    (114,835)
                                                    -------     ---------     -------     --------
Balance at 12/31/99..............................   379,231        53,957       9,320      442,508
                                                    =======     =========     =======     ========

                                                                    VESTED SHARES
                                                   -----------------------------------------------
                                                   1997 PLAN    1995 PLAN    1990 PLAN     TOTAL
                                                   ---------    ---------    ---------    --------
Balance at 12/31/98..............................     7,220        40,678     668,160      716,058
  Vested.........................................    68,969        54,054      29,964      152,987
                                                    -------     ---------     -------     --------
Balance at 12/31/99..............................    76,189        94,732     698,124      869,045
                                                    =======     =========     =======     ========

     The Company awarded 301,098 shares in 1998 and 27,875 shares in 1997 under the 1997 Plan. The Company awarded 134,332 shares in 1997 under the 1995 Plan.

     The participant's right to sell the awarded stock under the Plans is generally restricted as to 100% of the shares awarded during the first year following the award, 75% during the second year and 25% less each year thereafter. The Company may repurchase unvested restricted shares at $0.10 per share upon termination of employment. Awards under the Plans are compensatory and, accordingly, the difference between the award price and the market value of the shares under the Plans at the award date, is being amortized on a straight-line basis over a four-year period.

     Options issuable under the 1997 Plan become exercisable as determined by the Committee not to exceed ten years from the date of grant. Options granted to date vest over five years at an annual rate of 20% on each anniversary date of the date of grant. As of December 31, 1999, 1,297,080 shares of the Company's common stock remain available for grant under the 1997 Plan.

     In May 1995, the Company adopted the 1995 Employee Stock Purchase Plan (the "1995 Purchase Plan"), which qualifies as an "Employee Stock Purchase Plan" within the meaning of Section 423 of the Internal Revenue Code of 1986. An aggregate total of 500,000 shares of common stock have been authorized for issuance under the 1995 Purchase Plan to be implemented through one or more offerings, each approximately six months in length beginning on the first business day of each January and July. The price at which shares may be purchased during each offering will be the lower of (i) 85% of the closing price of the common stock as reported on The Nasdaq Stock Market(R) (the "closing price") on the date that the offering commences or (ii) 85% of the closing price of the common stock on the date the offering terminates. In 1999, 1998 and 1997, the Company issued 44,274, 41,938 and 34,527 shares under the 1995 Purchase Plan, respectively.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company records stock compensation in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees." Had the compensation cost for these plans been determined consistent with SFAS 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been the following pro forma amounts:

                                                         1999           1998           1997
                                                      -----------    -----------    ----------
                                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE
                                                                      AMOUNTS)
Net (loss)/income:
  As reported.......................................   $(82,969)      $(33,468)      $29,166
  Pro forma.........................................   $(84,540)      $(34,983)      $28,327
Diluted EPS:
  As reported.......................................   $  (3.17)      $  (1.32)      $  1.14
  Pro forma.........................................   $  (3.23)      $  (1.38)      $  1.11

     The weighted-average grant-date fair value of all options granted during 1999, 1998 and 1997 was approximately $4,149,000, $5,206,000 and $4,651,000, respectively.

     For purposes of the pro forma disclosure, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                                                           1999       1998       1997
                                                          -------    -------    -------
Volatility..............................................      44%        42%        36%
Risk-Free interest rate.................................     4.8%       4.6%       5.8%
Dividend yield..........................................       --      1.06%      1.43%
Expected life of options................................  9 years    9 years    9 years

     The fair value of the "look-back" option feature of the 1995 Purchase Plan is valued as the sum of its two separate components. The first component is 15% of the value of a share of unvested common stock, and the second component is 85% of the fair value of an option to purchase a share of common stock at the market price on the date of grant. The following assumptions were used for "look-back" option grants made under the 1995 Purchase Plan:

                                                      1999        1998        1997
                                                    --------    --------    --------
Volatility........................................       41%         39%         28%
Risk-Free interest rate...........................      4.8%        5.5%        5.7%
Dividend yield....................................        --       1.06%       1.43%
Expected life of options..........................  6 months    6 months    6 months

     Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes the Option Plans activity for the three years ended December 31, 1999.

                                                                 WEIGHTED AVERAGE
                                                    NUMBER OF     EXERCISE PRICE
                                                     SHARES         PER SHARE
                                                    ---------    ----------------
Outstanding at December 31, 1996..................  2,165,500         $11.51
Granted...........................................    345,000         $29.52
Exercised.........................................    (46,000)        $ 9.89
Terminated........................................    (26,500)        $19.24
                                                    ---------         ------
Outstanding at December 31, 1997..................  2,438,000         $13.60
Granted...........................................    667,500         $15.46
Exercised.........................................   (628,600)        $ 5.37
Terminated........................................    (12,500)        $27.50
                                                    ---------         ------
Outstanding at December 31, 1998..................  2,464,400         $16.53
Granted...........................................    457,500         $15.15
Exercised.........................................   (222,900)        $ 6.12
Terminated........................................   (286,500)        $19.06
                                                    ---------         ------
Outstanding at December 31, 1999..................  2,412,500         $16.93
Exercisable at year end...........................  1,255,300         $15.29

     The following table summarizes information about options outstanding at December 31, 1999:

                                WEIGHTED
   WEIGHTED                      AVERAGE         WEIGHTED
   AVERAGE        NUMBER       CONTRACTUAL       AVERAGE
EXERCISE PRICE  OUTSTANDING   LIFE IN YEARS   EXERCISE PRICE
--------------  -----------   -------------   --------------
 $4.19-$7.07       507,000        2.33            $ 5.08
$12.00-$19.00    1,071,500        8.80            $14.91
$21.25-$29.875     834,000        6.98            $26.73
                 ---------
                 2,412,500
                 =========

NOTE 5 -- NET CAPITAL

     As a broker-dealer, PFD is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital. Net capital may fluctuate on a daily basis. Effective with the June 30, 1998 net capital computation, the Company changed its method of net capital computation from the Aggregate Indebtedness method to the Alternative Standard. PFD's net capital, as computed under Rule 15c3-1, was $1,488,455 at December 31, 1999, which exceeded required net capital of $250,000 by $1,238,455.

NOTE 6 -- BENEFIT PLANS

     The Company and its subsidiaries have two defined contribution plans for eligible employees: a retirement benefit plan and a savings and investment plan ("the Benefit Plans") qualified under Section 401 of the Internal Revenue Code. The Company makes contributions to a trustee, on behalf of eligible employees, to fund both Benefit Plans. The Company's expenses under the Benefit Plans were approximately $3,076,000 in 1999, $3,462,000 in 1998 and $2,666,000 in 1997.

     Both of the Company's qualified Benefit Plans described above cover all full-time employees who have met certain age and length-of-service requirements. Regarding the retirement benefit plan, the Company

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

contributes an amount which would purchase a certain targeted monthly pension benefit at the participant's normal retirement date. In connection with the savings and investment plan, participants can voluntarily contribute up to 12% of their compensation to the plan, and the Company will match this contribution up to 2%.

NOTE 7 -- RELATED PARTY TRANSACTIONS

     Certain officers and/or directors of the Company and its subsidiaries are officers and/or trustees of the Pioneer Family of Mutual Funds and the Company's international mutual funds. Investment management fees earned from the mutual funds were approximately $146,509,000 in 1999, $137,753,000 in 1998 and
$118,851,000 in 1997. Underwriting commissions, distribution fees and other revenue earned from the sales of mutual fund shares were approximately $16,606,000 in 1999, $29,097,000 in 1998 and $25,261,000 in 1997. Shareholder
services fees earned from the mutual funds were approximately $43,740,000 in 1999, $31,610,000 in 1998 and $28,002,000 in 1997.

     Within the Pioneer Family of Mutual Funds, total revenues from Pioneer II were approximately $38,963,000 in 1999, $47,535,000 in 1998 and $50,933,000 in
1997. Total revenues from Pioneer Fund were $57,201,000 in 1999, $42,323,000 in 1998 and $28,918,000 in 1997.

     Certain partners of Hale and Dorr LLP, the Company's legal counsel, are officers and/or directors of the Company and its subsidiaries. Amounts paid to Hale and Dorr LLP consist of legal fees of approximately $514,000 in 1999, $663,000 in 1998 and $635,000 in 1997.

     Hale and Dorr LLP is a partner in the law firm Brobeck Hale and Dorr International. The Company paid legal fees in the amount of approximately $17,000 in 1999, $5,000 in 1998 and $76,000 in 1997 to Brobeck Hale and Dorr
International.

NOTE 8 -- COMMITMENTS

     At December 31, 1999, the Company had $34 million of debt attributable to its discontinued gold mining operations. Included in this amount is $9 million from Overseas Private Investment Corporation ("OPIC") for which the Company is subject to recourse.

     The Company has committed to subscribe up to $5.7 million for Class B shares of the Pioneer Poland Real Estate Fund, of which $0.3 million has been contributed as of December 31, 1999.

     U.S. rental expense amounted to approximately $6,004,000 in 1999, $4,577,000 in 1998 and $3,766,000 in 1997, respectively. Future minimum payments under the leases amount to approximately $5,563,000 in 2000, $5,445,000 in 2001, $1,800,000 in 2002, $633,000 in 2003, $633,000 in 2004 and $1,424,000
thereafter. These future minimum rental payments include estimated annual operating and tax expenses. In 2000, these operating and tax expenses will approximate $2,724,000.

     Rental expense for the Polish Mutual Fund operations amounted to approximately $1,106,000, $1,100,000 and $956,000 in 1999, 1998 and 1997,
respectively. The lease is open-ended and can be terminated by either the Company or the lessor upon 90 days notice.

     The Company is contingently liable to the ICI Mutual Insurance Company for unanticipated expenses or losses in connection with its mutual fund operations in an amount not to exceed $500,000. Two thirds of this amount is secured by an irrevocable standby letter of credit with a bank.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 9 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                               DECEMBER 31,
                                                          -----------------------
                                                            1999          1998
                                                          ---------    ----------
                                                          (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..............................   $40,000      $ 70,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at
  9.45%.................................................    20,000        20,000
Small Business Administration ("SBA") financing, notes
  payable to a bank.....................................        --         3,750
Note payable to a bank, interest and principal payable
  monthly at the one-month Warsaw Bank rate plus 1.75%
  through August 2002...................................       275           447
Note payable to a bank, interest payable quarterly at
  the three month LIBOR rate plus 6%, principal due in
  eight quarterly installments through January, 1999,
  secured by lease rental payments and proceeds from
  insurance policies....................................        --           456
Project financing, guaranteed by OPIC, payable in
  semiannual installments of $620,000 through December
  15, 2003, interest payable at 9.95%...................     4,960         6,200
                                                           -------      --------
                                                            65,235       100,853
Less: Current portion...................................    (1,343)       (1,818)
                                                           -------      --------
                                                           $63,892      $ 99,035
                                                           =======      ========

     Maturities of notes payable at December 31, 1999, for each of the next five years and thereafter are as follows (dollars in thousands):

2000.......................................................  $ 1,343
2001.......................................................   41,343
2002.......................................................    1,309
2003.......................................................    1,240
2004.......................................................   20,000
Thereafter.................................................       --
                                                             -------
                                                             $65,235
                                                             =======

     The Company entered into an agreement in 1996 with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). The Credit Facility was amended in 1999. The amendments reduced the maximum amount of revolving credit and increased the pricing. The following information reflects the amended terms. The Credit Facility provides that the Company may borrow up to $55 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full in March 2001. Advances under the Corporate Revolver bear interest, at the Company's option, at (a) the higher of the bank's base lending rate plus 0.25% or the federal funds rate plus 0.50% or (b) LIBOR plus the applicable margin of 2.75%. The Credit Facility provides that the Company must pay additional interest at the rate of 0.375% per annum of the unused portion of the facility and an annual arrangement fee of $35,000. At December 31, 1999, the Company had borrowed $40 million under the Corporate Revolver.

     The Credit Facility, as amended, contains restrictions that limit, among other things, encumbrances on the assets of the Company's domestic mutual fund subsidiaries, certain mergers and sales of assets and cash expenditures on foreign operations. Additionally, the Credit Facility requires that the Company meet certain

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

financial covenants, including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow and a minimum tangible net worth, all as defined in the Credit Facility. As of December 31, 1999, the Company was in compliance with all applicable covenants, as amended. For the years ended December 31, 1999, 1998 and 1997, the weighted average interest rate on the borrowings under the Credit Facility and lines of credit outstanding was 9.2%, 7.3% and 7.2%, respectively.

     In the second quarter of 1999, the Company terminated $40 million of overhedged swaps and recognized $426,000 of income on the transaction. As of December 31, 1999, the Company had two five-year interest rate swap agreements with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $60 million. Under these agreements, the Company will pay the bank a weighted average fixed rate of 6.9% on the notional principal. The bank will pay the Company interest on the notional principal at the current variable base rate stated under the swap agreements. The Company has incurred approximately $1,127,000, $1,220,000 and $976,000 of interest expense on its swap agreements during 1999, 1998 and 1997, respectively. At December 31, 1999, the Company had $20 million of overhedged swaps that the Company is marking to market in accordance with generally accepted accounting principles. At December 31, 1999, the fair value of the swaps was an obligation of ($359,000), compared to a book value of ($95,000). If the Company were to terminate these agreements, it would be required to pay an amount approximating fair value.

     In 1997, the Company entered into an agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender Senior Notes in the aggregate principal amount of $20 million. The Senior Notes, which bear interest at the rate of 9.45% per annum, have a maturity of seven years. Certain covenants of the Senior Notes were also amended in November 1999. The amended restrictions and financial covenants under the Note Agreement are substantially similar to the amended restrictions and financial covenants under the Credit Facility.

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 10 --  MINORITY INTEREST

     The Company's minority interest liability includes the interests of the other equity holders of the Company's consolidated entities. The liability for each entity is recorded based upon the net book value of that entity at the balance sheet date, except for those instances in which agreements could result in the Company redeeming those interests at amounts greater than their share of the net book value. In those instances, adjustments are made to the liability to reflect the minority equity holders' economic interests under those agreements. As of December 31, 1999 and 1998, the Company's minority interest liability consisted of the following:

                                                            1999          1998
                                                          ---------    ----------
                                                          (DOLLARS IN THOUSANDS)
Russian investment operations...........................   $15,716      $ 15,433
Polish brokerage operations.............................        --             4
Poland Fund -- venture capital..........................    46,486        45,649
Pioneer Ventures Limited Partnerships -- venture
  capital...............................................        --        43,325
                                                           -------      --------
Totals..................................................   $62,202      $104,411
                                                           =======      ========

NOTE 11 -- DISCONTINUED OPERATIONS

     In the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. The gold mining segment consists of Pioneer Goldfields Ltd. ("PGL") and its 90%-owned Ghanaian operating subsidiary, Teberebie Goldfields Ltd. ("TGL"), and Closed Joint-Stock Company "Tas-Yurjah Mining Company," the Company's majority owned (95%) Russian subsidiary. The Company engaged the services of an investment banking firm to sell PGL, including its African exploration rights and its interest in TGL. The Company continues to actively negotiate a possible sale, although it can provide no assurance that a sale will occur. Regardless if a sale is consummated or not, it is proceeding with an orderly closure of the mine. All mining operations ceased at the end of 1999, and all processing activities will be completed by the end of the first half of 2000.

     The Company also reflected its powdered metals and Russian banking operations as discontinued operations in the second quarter of 1999 and the third quarter of 1998, respectively. Losses from the Company's discontinued operations for 1999 of $73.7 million include $53.6 million from the estimated loss on disposition of the gold mining segment, principally from the impairment of long-lived assets. Losses of discontinued gold mining and powdered metals segments for the years ending December 31, 1999, 1998 and 1997, respectively, as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Losses from operations of discontinued gold mining
  segment, net of taxes of ($371), ($7,186) and
  ($426)............................................  $(18,705)   $(19,788)   $(2,344)
Estimated loss on disposal of gold mining segment,
  net of taxes of ($14,200).........................   (53,580)         --         --
Loss from operations of discontinued powdered metals
  business, net of taxes of ($85), ($427) and
  ($112)............................................      (498)       (830)      (186)
Loss on disposal of powdered metals business, net of
  taxes of ($154)...................................      (899)         --         --
                                                      --------    --------    -------
Total loss from discontinued operations.............  $(73,682)   $(20,618)   $(2,530)
                                                      ========    ========    =======

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Operating results of the discontinued gold mining operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
                                                          (DOLLARS IN THOUSANDS)
Revenues from gold mining activities................  $ 76,669    $ 77,329    $89,487
                                                      --------    --------    -------
Loss before income tax benefit and minority
  interest..........................................   (88,882)    (29,066)    (2,326)
                                                      --------    --------    -------
Income tax benefit..................................    14,571       7,186        426
Minority interest...................................     2,026       2,092       (444)
                                                      --------    --------    -------
Net loss from discontinued operations...............  $(72,285)   $(19,788)   $(2,344)
                                                      ========    ========    =======

     Results of the discontinued gold mining operations include an allocation of directly attributable corporate interest expense of $995,000, $676,000 and $210,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Interest expense was allocated based upon the intercompany financing provided to the gold mining operations.

     Through September 30, 1998, the Company purchased put options as "insurance" against significant declines in the market price of gold. During 1998 and 1997, put option proceeds of approximately $3.2 million and $4 million, respectively, were received.

     In the third quarter of 1998, the Company decided to liquidate its Russian banking operations. Accordingly, the operating results for the bank have been segregated from the results from continuing operations and reported separately on the consolidated statements of operations for all periods presented. The 1998 loss included a provision of approximately $3,600,000 for costs and certain losses associated with liquidating the bank. In December 1998, the Company sold its stock in the Bank to an unrelated third party. A liability of $0.4 million was recorded at December 31, 1998 related to certain costs associated with the liquidation of the bank. The following is a summary of the results of discontinued operations for the years ended December 31, 1998 and 1997, respectively.

                                                         YEAR ENDED DECEMBER 31,
                                                         ------------------------
                                                           1998           1997
                                                         ---------      ---------
                                                          (DOLLARS IN THOUSANDS)
Revenues from banking activities.......................   $ 2,150        $12,324
                                                          -------        -------
Loss before income taxes and minority interest.........    (9,589)        (1,376)
Income tax benefit.....................................       311            117
                                                          -------        -------
Loss from discontinued operations before minority
  interest.............................................    (9,278)        (1,259)
Minority interest......................................    (2,829)          (712)
                                                          -------        -------
Net loss from discontinued operations..................   $(6,449)       $  (547)
                                                          =======        =======

NOTE 12 -- DEALER ADVANCES

     Certain of the Pioneer Family of Mutual Funds maintain a multi-class share structure whereby the participating funds offer both the traditional front-end load shares (Class A shares) and back-end load shares (Class B and Class C shares). Back-end load shares do not require the investor to pay any sales charge unless there is a redemption before the expiration of the minimum holding period, which ranges from three to six years in the case of Class B shares and is one year in the case of Class C shares. However, the Company pays upfront sales commissions (dealer advances) to broker-dealers ranging from 2% to 4% of the sales transaction amount on Class B shares and 1% on Class C shares. The participating Funds pay the Company distribution

                            THE PIONEER GROUP, INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fees of 0.75% and service fees of 0.25%, per annum of their net assets invested in Class B and Class C shares, subject to annual renewal by the participating Fund's Board of Trustees. In addition, the Company is paid a contingent deferred sales charge (CDSC) on Class B and C shares redeemed within the minimum holding period. The CDSC is paid based on declining rates ranging from 2% to 4% on the purchases of Class B shares and 1% for Class C shares. In 1998 and 1997, the Company paid Class B share dealer advances in the amount of $20.8 million and $16.3 million, respectively.

     In 1998, the Company entered into an agreement to sell to a third party its rights to receive future distribution fees and deferred sales charges from the then outstanding Class B shares assets of the Pioneer Family of Mutual Funds. The Class B share rights were sold for $61.7 million resulting in a pre-tax gain on sale of $8.1 million and an after-tax gain of $5.3 million, as reported in the accompanying consolidated statements of operations. In addition, the agreement (Class B share rights program) also provides for the sale, at a premium, of additional rights arising from future sales of Class B shares on a monthly basis through September 30, 2001.

     The Company capitalizes and amortizes Class C share dealer advances for financial statement purposes over a twelve month period. The Company deducts the dealer advances in full for tax purposes in the year such advances are paid. Distribution fees received by the Company from participating Funds are recorded in income as earned. CDSC received by the Company from redeeming shareholders reduce unamortized dealer advances directly.

NOTE 13 -- DIVESTITURES

     In the first quarter of 1999, the Company sold its U.S. venture capital business to a third party for $34.9 million. The sale included certain venture capital investments owned by a wholly owned subsidiary and a majority owned partnership, as well as the Company's interest in a consolidated partnership which served as an investment vehicle for a number of institutional investors. In connection with the sale, the Company incurred a net loss of $3.4 million, which included certain costs associated with the transaction. The net loss is included in unrealized and realized (gains) losses on venture capital and marketable securities, net, in the accompanying consolidated statements of operations.

     In the fourth quarter of 1999, the Company sold its interest in the Polish brokerage business to an unrelated third party for $1.8 million. As a result of the transaction, the Company recognized a gain of $1.2 million. The gain is included in management, distribution, shareholder service and administrative expenses in the accompanying consolidated statements of operations.

NOTE 14 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     The Company presents its segment information for continuing operations using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions. The intersegment transactions are for management services and the secondment of employees. These transactions are generally priced on a cost or cost plus basis.

     The following details selected financial information by business segment and geographic region (dollars in thousands):

                                                                   PIONEER INTERNATIONAL FINANCIAL SERVICES
                                                         ------------------------------------------------------------

                                             PIONEER                                                SUBTOTAL-PIONEER
                                            INVESTMENT                          CZECH                INTERNATIONAL
                                            MANAGEMENT    RUSSIA     POLAND    REPUBLIC    ASIA    FINANCIAL SERVICES
                                            ----------   --------   --------   --------   ------   ------------------
YEAR ENDED DECEMBER 31, 1999:
 Gross revenues and sales.................  $ 208,897    $ 11,448   $ 16,658   $ 2,037    $   --        $ 30,143
                                            =========    ========   ========   =======    ======        ========
 Intersegment eliminations................  $  (4,988)   $   (731)  $   (359)  $    --    $   --        $ (1,090)
                                            =========    ========   ========   =======    ======        ========
 Net revenues and sales...................  $ 203,909    $ 10,717   $ 16,299   $ 2,037    $   --        $ 29,053
                                            =========    ========   ========   =======    ======        ========
 Income (loss) before income taxes,
 minority interest and cumulative effect
 of accounting change.....................  $  53,965    $ (2,074)  $(12,653)  $  (630)   $ (425)       $(15,782)
                                            =========    ========   ========   =======    ======        ========
 Income taxes.............................  $  18,594    $   (804)  $   (902)  $  (236)   $ (149)       $ (2,091)
                                            =========    ========   ========   =======    ======        ========
 Minority interest........................  $      --    $    282   $   (130)  $    --    $   --        $    152
                                            =========    ========   ========   =======    ======        ========
 Net income (loss) before cumulative
 effect of accounting change..............  $  35,371    $ (1,552)  $(11,621)  $  (394)   $ (276)       $(13,843)
                                            =========    ========   ========   =======    ======        ========
 Cumulative effect of change in accounting
 principle................................  $    (205)   $   (521)  $     --   $   (14)   $   --        $   (535)
                                            =========    ========   ========   =======    ======        ========
 Net income (loss)........................  $  35,166    $ (2,073)  $(11,621)  $  (408)   $ (276)       $(14,378)
                                            =========    ========   ========   =======    ======        ========
 Depreciation and amortization............  $  13,472    $  1,721   $  1,233   $    86    $   --        $  3,040
                                            =========    ========   ========   =======    ======        ========
 Interest expense.........................  $      --    $     10   $     60   $     1    $   --        $     71
                                            =========    ========   ========   =======    ======        ========
 Capital expenditures.....................  $   4,977    $    595   $     --   $    16    $   --        $    611
                                            =========    ========   ========   =======    ======        ========
 Gross identifiable assets at December 31,
 1999.....................................  $ 231,325    $ 46,616   $  5,825   $ 1,099    $   --        $ 53,540
                                            =========    ========   ========   =======    ======        ========
 Intersegment eliminations................  $(125,839)   $    (97)  $     --   $    (5)   $   --        $   (102)
                                            =========    ========   ========   =======    ======        ========
 Net identifiable assets at December 31,
 1999.....................................  $ 105,486    $ 46,519   $  5,825   $ 1,094    $   --        $ 53,438
                                            =========    ========   ========   =======    ======        ========
YEAR ENDED DECEMBER 31, 1998:
 Gross revenues and sales.................  $ 217,544    $ 10,289   $ 13,685   $ 1,641    $   --        $ 25,615
                                            =========    ========   ========   =======    ======        ========
 Intersegment eliminations................  $  (9,521)   $     --   $     --   $    --    $   --        $     --
                                            =========    ========   ========   =======    ======        ========
 Net revenues and sales...................  $ 208,023    $ 10,289   $ 13,685   $ 1,641    $   --        $ 25,615
                                            =========    ========   ========   =======    ======        ========
 Income (loss) before income taxes and
 minority interest........................  $  57,172    $(23,857)  $ (2,660)  $  (937)   $ (859)       $(28,313)
                                            =========    ========   ========   =======    ======        ========
 Income taxes.............................  $  21,191    $ (2,893)  $    744   $  (174)   $ (344)       $ (2,667)
                                            =========    ========   ========   =======    ======        ========
 Minority interest........................  $      --    $ (7,961)  $    (13)  $    --    $   --        $ (7,974)
                                            =========    ========   ========   =======    ======        ========
 Net income (loss)........................  $  35,981    $(13,003)  $ (3,391)  $  (763)   $ (515)       $(17,672)
                                            =========    ========   ========   =======    ======        ========
 Depreciation and amortization............  $  21,234    $  1,407   $  1,777   $   132    $   --        $  3,316
                                            =========    ========   ========   =======    ======        ========
 Interest expense.........................  $   3,308    $    328   $     59   $    --    $   --        $    387
                                            =========    ========   ========   =======    ======        ========
 Capital expenditures.....................  $   7,597    $  3,147   $  1,737   $   132    $   --        $  5,016
                                            =========    ========   ========   =======    ======        ========
 Gross identifiable assets at December 31,
 1998.....................................  $ 209,754    $ 49,855   $ 23,198   $ 1,148    $   --        $ 74,201
                                            =========    ========   ========   =======    ======        ========

                                                                    PIONEER GLOBAL INVESTMENTS
                                            --------------------------------------------------------------------------
                                                                          CENT. & EAST.
                                                                             EUROPE                   SUBTOTAL-PIONEER
                                            REAL ESTATE   U.S. VENTURE       VENTURE       RUSSIAN         GLOBAL
                                             SERVICES       CAPITAL          CAPITAL        TIMBER      INVESTMENTS       OTHER
                                            -----------   ------------   ---------------   --------   ----------------   --------
YEAR ENDED DECEMBER 31, 1999:
 Gross revenues and sales.................    $ 1,737       $   109         $  1,235       $ 14,383       $ 17,464       $  9,156
                                              =======       =======         ========       ========       ========       ========
 Intersegment eliminations................    $  (243)      $    --         $   (279)      $     --       $   (522)      $ (9,156)
                                              =======       =======         ========       ========       ========       ========
 Net revenues and sales...................    $ 1,494       $   109         $    956       $ 14,383       $ 16,942       $     --
                                              =======       =======         ========       ========       ========       ========
 Income (loss) before income taxes,
 minority interest and cumulative effect
 of accounting change.....................    $(4,746)      $(4,151)        $    515       $ (7,992)      $(16,374)      $ (7,389)
                                              =======       =======         ========       ========       ========       ========
 Income taxes.............................    $(1,268)      $(1,882)        $    (69)      $ (1,336)      $ (4,555)      $ (2,692)
                                              =======       =======         ========       ========       ========       ========
 Minority interest........................    $    --       $ 1,349         $    838       $     --       $  2,187       $     --
                                              =======       =======         ========       ========       ========       ========
 Net income (loss) before cumulative
 effect of accounting change..............    $(3,478)      $(3,618)        $   (254)      $ (6,656)      $(14,006)      $ (4,697)
                                              =======       =======         ========       ========       ========       ========
 Cumulative effect of change in accounting
 principle................................    $  (115)      $  (182)        $   (382)      $(10,693)      $(11,372)      $     --
                                              =======       =======         ========       ========       ========       ========
 Net income (loss)........................    $(3,593)      $(3,800)        $   (636)      $(17,349)      $(25,378)      $ (4,697)
                                              =======       =======         ========       ========       ========       ========
 Depreciation and amortization............    $   126       $  (128)        $     12       $  2,327       $  2,337       $    131
                                              =======       =======         ========       ========       ========       ========
 Interest expense.........................    $     7       $   234         $     --       $    586       $    827       $  6,115
                                              =======       =======         ========       ========       ========       ========
 Capital expenditures.....................    $  (112)      $    --         $      4       $  3,127       $  3,019       $    (12)
                                              =======       =======         ========       ========       ========       ========
 Gross identifiable assets at December 31,
 1999.....................................    $ 1,571       $    --         $ 52,176       $ 41,323       $ 95,070       $ 13,161
                                              =======       =======         ========       ========       ========       ========
 Intersegment eliminations................    $    --       $    --         $   (279)      $     --       $   (279)      $ (5,368)
                                              =======       =======         ========       ========       ========       ========
 Net identifiable assets at December 31,
 1999.....................................    $ 1,571       $    --         $ 51,897       $ 41,323       $ 94,791       $  7,793
                                              =======       =======         ========       ========       ========       ========
YEAR ENDED DECEMBER 31, 1998:
 Gross revenues and sales.................    $ 1,208       $ 1,666         $  4,668       $ 10,451       $ 17,993       $ 12,747
                                              =======       =======         ========       ========       ========       ========
 Intersegment eliminations................    $    --       $    --         $ (4,086)      $     --       $ (4,086)      $(12,747)
                                              =======       =======         ========       ========       ========       ========
 Net revenues and sales...................    $ 1,208       $ 1,666         $    582       $ 10,451       $ 13,907       $     --
                                              =======       =======         ========       ========       ========       ========
 Income (loss) before income taxes and
 minority interest........................    $(3,939)      $15,443         $(11,207)      $(23,250)      $(22,953)      $ (7,272)
                                              =======       =======         ========       ========       ========       ========
 Income taxes.............................    $(1,074)      $ 2,347         $ (3,074)      $ (4,548)      $ (6,349)      $ (2,791)
                                              =======       =======         ========       ========       ========       ========
 Minority interest........................    $    --       $ 9,800         $ (6,175)      $     --       $  3,625       $     --
                                              =======       =======         ========       ========       ========       ========
 Net income (loss)........................    $(2,865)      $ 3,296         $ (1,958)      $(18,702)      $(20,229)      $ (4,481)
                                              =======       =======         ========       ========       ========       ========
 Depreciation and amortization............    $   108       $   183         $    371       $  5,481       $  6,143       $    133
                                              =======       =======         ========       ========       ========       ========
 Interest expense.........................    $    24       $   333         $     --       $  4,211       $  4,568       $  3,634
                                              =======       =======         ========       ========       ========       ========
 Capital expenditures.....................    $    --       $    21         $     --       $  4,988       $  5,009       $     --
                                              =======       =======         ========       ========       ========       ========
 Gross identifiable assets at December 31,
 1998.....................................    $ 6,311       $86,602         $ 49,323       $ 52,921       $195,157       $ 32,669
                                              =======       =======         ========       ========       ========       ========


                                              TOTAL
                                            ---------
YEAR ENDED DECEMBER 31, 1999:
 Gross revenues and sales.................  $ 265,660
                                            =========
 Intersegment eliminations................  $ (15,756)
                                            =========
 Net revenues and sales...................  $ 249,904
                                            =========
 Income (loss) before income taxes,
 minority interest and cumulative effect
 of accounting change.....................  $  14,420
                                            =========
 Income taxes.............................  $   9,256
                                            =========
 Minority interest........................  $   2,339
                                            =========
 Net income (loss) before cumulative
 effect of accounting change..............  $   2,825
                                            =========
 Cumulative effect of change in accounting
 principle................................  $ (12,112)
                                            =========
 Net income (loss)........................  $  (9,287)
                                            =========
 Depreciation and amortization............  $  18,980
                                            =========
 Interest expense.........................  $   7,013
                                            =========
 Capital expenditures.....................  $   8,595
                                            =========
 Gross identifiable assets at December 31,
 1999.....................................  $ 393,096
                                            =========
 Intersegment eliminations................  $(131,588)
                                            =========
 Net identifiable assets at December 31,
 1999.....................................  $ 261,508
                                            =========
YEAR ENDED DECEMBER 31, 1998:
 Gross revenues and sales.................  $ 273,899
                                            =========
 Intersegment eliminations................  $ (26,354)
                                            =========
 Net revenues and sales...................  $ 247,545
                                            =========
 Income (loss) before income taxes and
 minority interest........................  $  (1,366)
                                            =========
 Income taxes.............................  $   9,384
                                            =========
 Minority interest........................  $  (4,349)
                                            =========
 Net income (loss)........................  $  (6,401)
                                            =========
 Depreciation and amortization............  $  30,826
                                            =========
 Interest expense.........................  $  11,897
                                            =========
 Capital expenditures.....................  $  17,622
                                            =========
 Gross identifiable assets at December 31,
 1998.....................................  $ 511,781
                                            =========

                                                                   PIONEER INTERNATIONAL FINANCIAL SERVICES
                                                         ------------------------------------------------------------

                                             PIONEER                                                SUBTOTAL-PIONEER
                                            INVESTMENT                          CZECH                INTERNATIONAL
                                            MANAGEMENT    RUSSIA     POLAND    REPUBLIC    ASIA    FINANCIAL SERVICES
                                            ----------   --------   --------   --------   ------   ------------------
 Intersegment eliminations................  $(116,971)   $   (143)  $     --   $   (86)   $   --        $   (229)
                                            =========    ========   ========   =======    ======        ========
 Net identifiable assets at December 31,
 1998.....................................  $  92,783    $ 49,712   $ 23,198   $ 1,062    $   --        $ 73,972
                                            =========    ========   ========   =======    ======        ========
YEAR ENDED DECEMBER 31, 1997:
 Gross revenues and sales.................  $ 176,900    $ 42,384   $ 14,542   $ 1,046    $   --        $ 57,972
                                            =========    ========   ========   =======    ======        ========
 Intersegment eliminations................  $  (8,427)   $   (188)  $     --   $    --    $   --        $   (188)
                                            =========    ========   ========   =======    ======        ========
 Net revenues and sales...................  $ 168,473    $ 42,196   $ 14,542   $ 1,046    $   --        $ 57,784
                                            =========    ========   ========   =======    ======        ========
 Income (loss) before income taxes and
 minority interest........................  $  51,654    $ 14,187   $  2,409   $(1,406)   $   --        $ 15,190
                                            =========    ========   ========   =======    ======        ========
 Income taxes.............................  $  20,086    $  5,528   $  1,114   $  (162)   $   --        $  6,480
                                            =========    ========   ========   =======    ======        ========
 Minority interest........................  $      --    $  2,798   $    (52)  $    --    $   --        $  2,746
                                            =========    ========   ========   =======    ======        ========
 Net income (loss)........................  $  31,568    $  5,861   $  1,347   $(1,244)   $   --        $  5,964
                                            =========    ========   ========   =======    ======        ========
 Depreciation and amortization............  $  17,509    $  1,522   $    625   $   280    $   --        $  2,427
                                            =========    ========   ========   =======    ======        ========
 Interest expense.........................  $   2,885    $    226   $      6   $    --    $   --        $    232
                                            =========    ========   ========   =======    ======        ========
 Capital expenditures.....................  $   7,405    $  3,561   $    322   $    --    $   --        $  3,883
                                            =========    ========   ========   =======    ======        ========
 Gross identifiable assets at December 31,
 1997.....................................  $ 263,073    $ 91,809   $ 16,308   $   237    $   --        $108,354
                                            =========    ========   ========   =======    ======        ========
 Intersegment eliminations................  $(130,575)   $ (3,880)  $     --   $    --    $   --        $ (3,880)
                                            =========    ========   ========   =======    ======        ========
 Net identifiable assets at December 31,
 1997.....................................  $ 132,498    $ 87,929   $ 16,308   $   237    $   --        $104,474
                                            =========    ========   ========   =======    ======        ========

                                                                    PIONEER GLOBAL INVESTMENTS
                                            --------------------------------------------------------------------------
                                                                          CENT. & EAST.
                                                                             EUROPE                   SUBTOTAL-PIONEER
                                            REAL ESTATE   U.S. VENTURE       VENTURE       RUSSIAN         GLOBAL
                                             SERVICES       CAPITAL          CAPITAL        TIMBER      INVESTMENTS       OTHER
                                            -----------   ------------   ---------------   --------   ----------------   --------
 Intersegment eliminations................    $  (953)      $    (7)        $     --       $     --       $   (960)      $(24,332)
                                              =======       =======         ========       ========       ========       ========
 Net identifiable assets at December 31,
 1998.....................................    $ 5,358       $86,595         $ 49,323       $ 52,921       $194,197       $  8,337
                                              =======       =======         ========       ========       ========       ========
YEAR ENDED DECEMBER 31, 1997:
 Gross revenues and sales.................    $   543       $ 1,828         $    603       $ 11,879       $ 14,853       $  9,667
                                              =======       =======         ========       ========       ========       ========
 Intersegment eliminations................    $    --       $    --         $    (81)      $     --       $    (81)      $ (9,667)
                                              =======       =======         ========       ========       ========       ========
 Net revenues and sales...................    $   543       $ 1,828         $    522       $ 11,879       $ 14,772       $     --
                                              =======       =======         ========       ========       ========       ========
 Income (loss) before income taxes and
 minority interest........................    $(2,939)      $14,678         $ (2,454)      $ (6,996)      $  2,289       $ (3,323)
                                              =======       =======         ========       ========       ========       ========
 Income taxes.............................    $(1,035)      $ 4,348         $    297       $   (270)      $  3,340       $ (1,704)
                                              =======       =======         ========       ========       ========       ========
 Minority interest........................    $    --       $ 4,005         $ (1,386)      $     --       $  2,619       $     --
                                              =======       =======         ========       ========       ========       ========
 Net income (loss)........................    $(1,904)      $ 6,325         $ (1,365)      $ (6,726)      $ (3,670)      $ (1,619)
                                              =======       =======         ========       ========       ========       ========
 Depreciation and amortization............    $    55       $   176         $    214       $  2,871       $  3,316       $    399
                                              =======       =======         ========       ========       ========       ========
 Interest expense.........................    $    --       $   402         $     --       $  3,045       $  3,447       $  2,065
                                              =======       =======         ========       ========       ========       ========
 Capital expenditures.....................    $   344       $    38         $     34       $  5,206       $  5,622       $    177
                                              =======       =======         ========       ========       ========       ========
 Gross identifiable assets at December 31,
 1997.....................................    $ 7,173       $77,101         $ 28,767       $ 50,998       $164,039       $ 24,199
                                              =======       =======         ========       ========       ========       ========
 Intersegment eliminations................    $(1,847)      $    (7)        $     --       $     --       $ (1,854)      $(19,302)
                                              =======       =======         ========       ========       ========       ========
 Net identifiable assets at December 31,
 1997.....................................    $ 5,326       $77,094         $ 28,767       $ 50,998       $162,185       $  4,897
                                              =======       =======         ========       ========       ========       ========


                                              TOTAL
                                            ---------
 Intersegment eliminations................  $(142,492)
                                            =========
 Net identifiable assets at December 31,
 1998.....................................  $ 369,289
                                            =========
YEAR ENDED DECEMBER 31, 1997:
 Gross revenues and sales.................  $ 259,392
                                            =========
 Intersegment eliminations................  $ (18,363)
                                            =========
 Net revenues and sales...................  $ 241,029
                                            =========
 Income (loss) before income taxes and
 minority interest........................  $  65,810
                                            =========
 Income taxes.............................  $  28,202
                                            =========
 Minority interest........................  $   5,365
                                            =========
 Net income (loss)........................  $  32,243
                                            =========
 Depreciation and amortization............  $  23,651
                                            =========
 Interest expense.........................  $   8,629
                                            =========
 Capital expenditures.....................  $  17,087
                                            =========
 Gross identifiable assets at December 31,
 1997.....................................  $ 559,665
                                            =========
 Intersegment eliminations................  $(155,611)
                                            =========
 Net identifiable assets at December 31,
 1997.....................................  $ 404,054
                                            =========