Form 10-Q
period 2000-03-31
PIONEER GROUP INC
filed 2000-05-11
CIK 733060

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

                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                            ------------------------

 As of March 31, 2000, there were 26,792,944 shares of the Registrant's Common
            Stock, $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................   $ 33,912       $ 36,740
Restricted cash.............................................         13             99
Investment in marketable securities, at fair value..........      3,343          3,850
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................     11,898          9,429
    From Pioneer Family of Mutual Funds.....................     20,406         20,610
    For securities sold.....................................         47            194
    Income taxes............................................     14,167             --
    Other...................................................      8,898          8,022
Timber inventory............................................      7,061          3,908
Other current assets........................................      8,769          9,749
                                                               --------       --------
        Total current assets................................    108,514         92,601
                                                               --------       --------
NONCURRENT ASSETS:
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $14,282 in 2000 and $13,842 in
  1999).....................................................     14,349         14,539
Long-term venture capital investments, at fair value (cost
  $55,176 in 2000 and $55,504 in 1999)......................     50,765         51,093
Long-term investments, at lower of cost or fair value.......      8,177          6,712
Timber operations:
  Timber equipment and facilities (net of accumulated
    depreciation of $13,674 in 2000 and $6,231 in 1999).....     12,482         19,496
  Deferred timber development costs (net of accumulated
    amortization of $10,893 in 2000 and $2,279 in 1999).....         --          8,609
Building (net of accumulated depreciation of $2,172 in 2000
  and $1,990 in 1999).......................................     24,690         24,559
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $19,105 in
  2000 and $17,646 in 1999).................................     16,560         17,266
Other noncurrent assets.....................................     21,850         26,633
Net noncurrent assets of discontinued operations............     18,270         38,324
                                                               --------       --------
        Total noncurrent assets.............................    167,143        207,231
                                                               --------       --------
                                                               $275,657       $299,832
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................   $ 11,896       $  9,420
Accounts payable............................................      8,077          5,832
Accrued expenses............................................     28,639         22,023
Brokerage liabilities.......................................        125            265
Accrued income taxes........................................      8,262          6,899
Distribution and service fees due to brokers and dealers....      8,911          9,043
Current portion of notes payable............................     16,343          1,343
Net current liabilities of discontinued operations..........     16,247         31,815
                                                               --------       --------
        Total current liabilities...........................     98,500         86,640
                                                               --------       --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................     23,867         63,892
                                                               --------       --------
        Total noncurrent liabilities........................     23,867         63,892
                                                               --------       --------
        Total liabilities...................................    122,367        150,532
                                                               --------       --------
Minority interest...........................................     62,358         62,202
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
    Common stock, $0.10 par value; authorized 60,000,000
     shares; issued 26,807,148 shares in 2000 and 26,532,064
     shares in 1999.........................................      2,681          2,653
    Paid-in capital.........................................     50,397         47,372
    Retained earnings.......................................     52,102         50,044
    Treasury stock at cost, 14,204 shares in 2000 and 50,885
     shares in 1999.........................................       (402)        (1,804)
    Cumulative translation adjustment.......................     (3,989)        (3,943)
                                                               --------       --------
                                                                100,789         94,322
                                                               --------       --------
    Less -- Deferred cost of restricted common stock
     issued.................................................     (9,857)        (7,224)
                                                               --------       --------
        Total stockholders' equity..........................     90,932         87,098
                                                               --------       --------
                                                               $275,657       $299,832
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
Revenues and sales:
    Investment management fees..............................  $    39,393   $    35,275
    Underwriting commissions and distribution fees..........        3,092         4,090
    Shareholder services fees...............................       11,108        11,085
    Revenues from brokerage activities......................           --           215
    Trustee fees and other income...........................        6,053         7,094
                                                              -----------   -----------
    Revenues from financial services businesses.............       59,646        57,759
    Timber sales............................................           --            --
                                                              -----------   -----------
         Total revenues and sales...........................       59,646        57,759
                                                              -----------   -----------
Costs and expenses:
    Management, distribution, shareholder service and
      administrative expenses...............................       51,197        50,213
    Timber operating costs and expenses.....................        1,552           362
                                                              -----------   -----------
         Total costs and expenses...........................       52,749        50,575
                                                              -----------   -----------
Other (income) expenses:
    Reduction in carrying value of timber assets............       15,300            --
    Unrealized and realized (gains) losses on venture
      capital and marketable
       securities investments, net..........................       (1,549)        3,292
    Equity in losses of affiliated companies................        1,232         2,178
    Interest expense........................................        1,867         2,227
                                                              -----------   -----------
         Total other expenses...............................       16,850         7,697
                                                              -----------   -----------
Loss from continuing operations before provision (benefit)
  for income taxes and minority interest....................       (9,953)         (513)
                                                              -----------   -----------
Provision (benefit) for income taxes........................      (12,167)          675
                                                              -----------   -----------
Income (loss) from continuing operations before minority
  interest..................................................        2,214        (1,188)
                                                              -----------   -----------
Minority interest...........................................          156         1,216
                                                              -----------   -----------
Net income (loss) from continuing operations before
  cumulative effect of
  change in accounting principle............................        2,058        (2,404)
Loss from discontinued operations...........................           --        (6,044)
Cumulative effect of change in accounting principle,
  (start-up costs, net
  of income taxes of $261)..................................           --       (12,112)
                                                              -----------   -----------
Net income (loss)...........................................  $     2,058   $   (20,560)
                                                              ===========   ===========
Basic earnings (loss) per share:
    Continuing operations...................................  $      0.08   $     (0.09)
    Discontinued operations.................................           --         (0.24)
    Cumulative effect of change in accounting principle.....           --         (0.47)
                                                              -----------   -----------
         Total basic earnings (loss) per share..............  $      0.08   $     (0.80)
                                                              ===========   ===========
Diluted earnings (loss) per share:
    Continuing operations...................................  $      0.08   $     (0.09)
    Discontinued operations.................................           --         (0.24)
    Cumulative effect of change in accounting principle.....           --         (0.47)
                                                              -----------   -----------
         Total diluted earnings (loss) per share............  $      0.08   $     (0.80)
                                                              ===========   ===========
Dividends per share.........................................  $        --   $        --
                                                              ===========   ===========
Basic shares outstanding....................................   26,211,000    25,791,000
                                                              ===========   ===========
Diluted shares outstanding..................................   26,588,000    25,791,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS
                                                                ENDED MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................  $  2,058    $(20,560)
 Less net loss of discontinued operations...................        --      (6,044)
 Less cumulative effect of change in accounting principle...        --     (12,112)
                                                              --------    --------
 Net income (loss) from continuing operations...............  $  2,058    $ (2,404)
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
   Depreciation and amortization............................     3,650       3,956
   Reduction in carrying value of timber assets.............    15,300          --
   Unrealized and realized (gains) losses on venture
     capital, marketable securities, and long term
     investments, net.......................................    (1,549)      3,326
   Equity in (earnings) losses of affiliated companies......     1,232       2,178
   Restricted stock plan expense............................       915         855
   Deferred income taxes....................................     1,555      (4,516)
   Minority interest........................................       156       1,215
 Changes in operating assets and liabilities:
   Investments in marketable securities, net................       578       1,148
   Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................    (2,469)     (2,005)
   Receivables for securities sold..........................       147         184
   Receivables from Pioneer Family of Mutual Funds and
     other..................................................      (681)      4,980
   Income tax refund receivable.............................   (14,167)         --
   Timber inventory.........................................    (3,153)     (3,656)
   Other current assets.....................................       530         529
   Other noncurrent assets..................................     1,710        (426)
   Payable to funds for shares sold.........................     2,476       2,010
   Accrued expenses and accounts payable....................     8,729       4,256
   Brokerage liabilities....................................      (140)     (1,989)
   Accrued income taxes.....................................     1,700     (13,206)
                                                              --------    --------
       Total adjustments and changes in operating assets and
       liabilities..........................................    16,519      (1,161)
                                                              --------    --------
       Net cash provided by (used in) continuing operating
       activities...........................................    18,577      (3,565)
                                                              --------    --------
       Net cash provided by (used in) discontinued operating
       activities...........................................    14,938        (836)
                                                              --------    --------
       Net cash provided by (used in) operating
       activities...........................................    33,515      (4,401)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to furniture, equipment and leasehold
   improvements.............................................    (1,308)     (1,557)
 Building...................................................      (140)        408
 Long-term venture capital investments......................        --        (884)
 Proceeds from sale of long-term venture capital
   investments..............................................       328         742
 Proceeds from sale of domestic venture capital
   operations...............................................        --      34,945
 Other investments..........................................       223         362
 Deferred timber development costs..........................        (5)        (47)
 Timber equipment and facilities............................      (429)       (720)
 Cost of acquisition in excess of net assets acquired.......      (250)         --
 Deconsolidation of pension company subsidiary..............        --      (9,634)
 Purchase of long-term investments..........................    (1,805)         --
 Proceeds from sale of long-term investments................     1,818         135
                                                              --------    --------
       Net cash provided by (used in) continuing investing
       activities...........................................    (1,568)     23,750
                                                              --------    --------
       Net cash used in investing activities, discontinued
       operations...........................................        --      (2,552)
                                                              --------    --------
       Net cash provided by (used in) investing
       activities...........................................    (1,568)     21,198
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Liquidation of venture capital partnership.................        --      (1,972)
 Distributions to limited partners of venture capital
   subsidiary...............................................        --      (1,288)
 Sale of stock by subsidiary................................        --         555
 Exercise of stock options..................................       546         180
 Restricted stock plan award................................        24          16
 Dealer advances............................................        63          --
 Revolving credit agreement (repayments) borrowings, net....   (25,000)    (30,000)
 Repayments of notes payable................................       (25)     (4,290)
 Reclassification of restricted cash........................        86         961
                                                              --------    --------
       Net cash used in continuing financing activities.....   (24,306)    (35,838)
                                                              --------    --------
       Net cash used in financing activities, discontinued
       operations...........................................   (10,452)     (1,939)
                                                              --------    --------
       Net cash used in financing activities................   (34,758)    (37,777)
                                                              --------    --------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS...........................................       (17)       (536)
NET DECREASE IN CASH AND CASH EQUIVALENTS...................    (2,828)    (21,516)
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    36,740      44,212
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 33,912    $ 22,696
                                                              ========    ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of the Company conform to generally accepted accounting principles. The Company has not changed any of its principal accounting policies from those stated in the Annual Report on Form 10-K for the year ended December 31, 1999. The footnotes to the financial statements reported in the 1999 Annual Report on Form 10-K are incorporated herein by reference, except to the extent that any such footnote is updated by the following:

     Certain reclassifications have been made to the accompanying 1999 consolidated financial statements to conform with the 2000 presentation.

     During the first quarter of 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants (the "AICPA") SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities be expensed as incurred. The Company had capitalized certain pre-operating costs in connection with capitalized organizational costs associated with its financial services operations and its natural resource operations. Adoption of SOP 98-5 resulted in write-offs of $12.1 million, or $0.47 per share, which is reflected in the accompanying consolidated financial statements as a change in accounting principle.

     In the second quarter of 1999, the Company sold newly issued shares of its Polish pension company subsidiary resulting in a 30% interest for $20 million. In connection with the sale, the Company deconsolidated the Polish pension company as control is shared. The Company is accounting for its investment in the pension company under the equity method retroactive to January 1, 1999. The effect of this transaction is reflected in the accompanying Consolidated Statements of Cash Flows as deconsolidation of pension company subsidiary.

     Interest paid was $1,740,000 and $2,482,000 for the three months ended March 31, 2000 and 1999, respectively. Income taxes refunded were $8,419,000 for the three months ended March 31, 2000. Income taxes paid were $16,572,000 for the three months ended March 31, 1999.

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

                                                   NET                  EARNINGS/
                                                 INCOME/                  (LOSS)
                                                 (LOSS)      SHARES     PER SHARE
                                                ---------    -------    ----------
                                                 (DOLLARS AND SHARES IN THOUSANDS
                                                    EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 3/31/00
Basic earnings per share calculation:
Continuing operations.........................  $  2,058     26,211       $ 0.08
Discontinued operations.......................  $     --     26,211       $   --
                                                --------     ------       ------
          Total...............................  $  2,058     26,211       $ 0.08
                                                ========     ======       ======
Options.......................................                  315
Restricted stock..............................                   62
                                                             ------
Diluted earnings per share calculation:
Continuing operations.........................  $  2,058     26,588       $ 0.08
Discontinued operations.......................  $     --     26,588       $   --
                                                --------     ------       ------
          Total...............................  $  2,058     26,588       $ 0.08
                                                ========     ======       ======
FOR THE THREE MONTHS ENDED 3/31/99
Basic earnings per share calculation:
Continuing operations.........................  $ (2,404)    25,791       $(0.09)
Discontinued operations.......................  $ (6,044)    25,791       $(0.24)
Cumulative effect of change in
  accounting principle........................  $(12,112)    25,791       $(0.47)
                                                --------     ------       ------
          Total...............................  $(20,560)    25,791       $(0.80)
                                                ========     ======       ======
Options.......................................                   --
Restricted stock..............................                   --
Diluted earnings per share calculation:
Continuing operations.........................  $ (2,404)    25,791       $(0.09)
Discontinued operations.......................  $ (6,044)    25,791       $(0.24)
Cumulative effect of change in
  accounting principle........................  $(12,112)    25,791       $(0.47)
                                                --------     ------       ------
          Total...............................  $(20,560)    25,791       $(0.80)
                                                ========     ======       ======

NOTE 3 -- COMPREHENSIVE INCOME

     SFAS 130, "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income for the three months ended March 31, 2000 and 1999.

                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                       ----------------------
                                                        2000           1999
                                                       ------        --------
                                                       (DOLLARS IN THOUSANDS)
Net income (loss)....................................  $2,058        $(20,560)
Other comprehensive expense:
  Foreign currency translation adjustments...........     (46)           (962)
                                                       ------        --------
Other comprehensive expense..........................     (46)           (962)
                                                       ------        --------
Comprehensive income (loss)..........................  $2,012        $(21,522)
                                                       ======        ========

NOTE 4 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD") is subject to the Securities and Exchange Commission's ("SEC") regulations and operating guidelines which, among other things, requires PFD to maintain a specified amount of net capital. Net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $1,003,324 at March 31, 2000, which exceeded required net capital of $250,000 by $753,324.

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

NOTE 5 -- NOTES PAYABLE

     Notes payable of the Company consist of the following:

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                                               (DOLLARS IN THOUSANDS)
Revolving Credit Agreement..................................   $15,000      $40,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 8.95%.....    20,000       20,000
Note payable to a bank, interest and principal payable
  monthly at the one-month Warsaw Bank rate plus 1.75%
  through August 2002.......................................       250          275
Project financing, guaranteed by OPIC, payable in semiannual installments of $620,000 through December 15, 2003,
  interest payable at 9.95%.................................     4,960        4,960
                                                               -------      -------
                                                                40,210       65,235
                                                               -------      -------
Less: Current portion.......................................   (16,343)      (1,343)
                                                               -------      -------
                                                               $23,867      $63,892
                                                               =======      =======

     Maturities of notes payable at March 31, 2000, or each of the next five years and thereafter are as follows (dollars in thousands):

4/1/00-3/31/01..............................................  $16,343
4/1/01-3/31/02..............................................    1,343
4/1/02-3/31/03..............................................    1,284
4/1/03-3/31/04..............................................    1,240
4/1/04-3/31/05..............................................   20,000
Thereafter..................................................       --
                                                              -------
                                                              $40,210
                                                              =======

     At March 31, 2000, the Company had $8 million of debt attributable to its discontinued gold mining operations. Scheduled debt service for the remainder of 2000 is expected to aggregate $3.9 million, of which $3.3 million represents principal payments.

     In 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility that has been amended from time to time (the "Credit Facility"). Under the Credit Facility, the Company may borrow up to $55 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full in March 2001. The Credit Facility requires that the Company meet certain financial covenants including covenants that require the Company to maintain certain minimum ratios with respect to debt to cash flow and interest payments to cash flow, and a minimum tangible net worth, all as defined in the Credit Facility. As of March 31, 2000, the Company was in compliance with all applicable covenants and had $15 million outstanding under the Corporate Revolver. Subsequent to March 31, 2000, the Company paid off the $15 million in Corporate Revolver borrowings.

     In January 2000, the Company unwound $20 million of overhedged swaps and recognized $33,000 of income on the transaction. As of March 31, 2000, the Company had a five-year interest rate swap agreement with a member of the Company's banking syndicate which has effectively fixed the interest rate on notional amounts totaling $15 million. Under the agreement, the Company will pay the bank a weighted average fixed rate of 6.90% on the notional principal. The bank will pay the Company interest on the notional principal at the current variable rate stated under the swap agreement. The Company has incurred approximately $49,000 and $401,000 of interest expense on its swap agreements during the three months ended March 31, 2000 and 1999, respectively. At March 31, 2000, the fair value of the outstanding swap was an obligation of $82,000, compared to a book value of $0. If the Company were to terminate the swap agreement, it would be required to pay an amount approximating fair value at the time of termination.

     For the three months ended March 31, 2000 and 1999, the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 9.68% and 8.31%, respectively.

NOTE 6 -- DISCONTINUED OPERATIONS

     In the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. The gold mining segment consists of Pioneer Goldfields Ltd. ("PGL"), and its 90% owned Ghanaian operating subsidiary, Teberebie Goldfields Ltd. ("TGL"), and Closed Joint-Stock Company "Tas-Yurjah Mining Company," the Company's majority owned (95%) Russian subsidiary. The Company engaged the services of an investment banking firm to sell PGL, including its African exploration rights and its interest in TGL. The Company continues to actively negotiate a possible sale, although it can provide no assurance that a sale will occur. Regardless of whether a sale is consummated or not, it is proceeding with an orderly closure of the mine. All mining operations ceased at the end of 1999, and all processing activities will be completed by the end of the first half of 2000.

     The Company also reflected its powdered metals business as a discontinued operation in the second quarter of 1999.

     The following is an unaudited summary of losses from operations of the gold mining and powdered metals segments for the three months ended March 31, 2000 and 1999, respectively:

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 2000
                                                            -----------------------------
                                                            NET INCOME    EARNINGS/(LOSS)
                                                             /(LOSS)         PER SHARE
                                                            ----------    ---------------
                                                            (DOLLARS IN THOUSANDS EXCEPT
                                                                 PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining
  segment.................................................   $    --          $   --
                                                             -------          ------
Total loss from discontinued operations...................   $    --          $   --
                                                             =======          ======

                                                                 THREE MONTHS ENDED
                                                                   MARCH 31, 1999
                                                            -----------------------------
                                                            NET INCOME    EARNINGS/(LOSS)
                                                             /(LOSS)         PER SHARE
                                                            ----------    ---------------
                                                            (DOLLARS IN THOUSANDS EXCEPT
                                                                 PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining segment,
  net of taxes of ($175)..................................   $(5,923)         $(0.23)
Loss from operations of discontinued powdered metals
  business, net of taxes of ($24).........................      (121)          (0.01)
                                                             -------          ------
          Total losses from discontinued operations.......   $(6,044)         $(0.24)
                                                             =======          ======

     The following is an unaudited summary of the results of discontinued gold mining operations for the three months ended March 31, 2000 and 1999, respectively:

                                                    THREE MONTHS ENDED   THREE MONTHS ENDED
                                                      MARCH 31, 2000       MARCH 31, 1999
                                                    ------------------   ------------------
                                                         (AMOUNTS             (AMOUNTS
                                                      IN THOUSANDS)        IN THOUSANDS)
Revenues from gold mining activities..............       $11,131              $19,976
                                                         -------              -------
Loss before income taxes and minority interest....            --               (6,671)
Income tax benefit................................            --                 (175)
                                                         -------              -------
Loss before minority interest.....................            --               (6,496)
Minority interest.................................            --                 (573)
                                                         -------              -------
Loss from discontinued gold mining operations.....       $    --              $(5,923)
                                                         =======              =======

     The results of discontinued gold mining operations for the three months ended March 31, 1999 included an allocation of directly attributable corporate interest expenses of $305,000. No corporate interest expense was allocated for the three months ended March 31, 2000. Interest had been previously allocated based upon the intercompany financing provided to the gold mining operations.

NOTE 7 -- TIMBER OPERATIONS

     The timber segment's operating results included both income from U.S. tax benefits of approximately $15.1 million and the application of those tax benefits to reduce the carrying value of the Company's timber assets. The income, which is reflected on the Consolidated Statements of Operations as a credit to tax expense, represented realization in the U.S. of previously unrecognized foreign losses. In connection with the realization of the income tax benefits, the Company recorded a corresponding reduction in the carrying value of timber equipment and facilities and deferred development costs. The tax benefits were largely collected in April 2000 and used to repay bank debt.

NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     In accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" the Company presents segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions. The intersegment transactions are for management services and the secondment of employees. These transactions are generally priced on a cost or cost plus basis.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2000

NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

     The following details selected financial data by business segment and geographic region (dollars in thousands):

                                                               PIONEER                   -SUBTOTAL-
                                                   INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                     PIONEER     ------------------------------------   INTERNATIONAL
                                    INVESTMENT                        CZECH               FINANCIAL
                                    MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                    ----------   -------   -------   --------   -----   -------------
Three months ended March 31, 2000:
Gross revenues and sales..........   $ 52,935    $ 2,077   $ 3,198    $1,087    $  --      $ 6,362
                                     ========    =======   =======    ======    =====      =======
Intersegment eliminations.........   $   (256)   $    --   $    --    $   (3)   $  --      $    (3)
                                     ========    =======   =======    ======    =====      =======
Net revenues and sales............   $ 52,679    $ 2,077   $ 3,198    $1,084    $  --      $ 6,359
                                     ========    =======   =======    ======    =====      =======
Income (loss) before income taxes
  minority interest and cumulative
  effect of accounting change.....   $ 11,020    $   657   $(1,400)   $  234    $(171)     $  (680)
                                     ========    =======   =======    ======    =====      =======
Income taxes (benefits)...........   $  3,548    $   632   $   125    $  (87)   $ (60)     $   610
                                     ========    =======   =======    ======    =====      =======
Minority interest.................   $     --    $   441   $    --    $   --               $   441
                                     ========    =======   =======    ======    =====      =======
Net income (loss).................   $  7,472    $  (416)  $(1,525)   $  321    $(111)     $(1,731)
                                     ========    =======   =======    ======    =====      =======
Depreciation and amortization.....   $  3,326    $   272   $   132    $   21    $  --      $   425
                                     ========    =======   =======    ======    =====      =======
Interest expense..................   $     --    $    --   $    15    $   --    $  --      $    15
                                     ========    =======   =======    ======    =====      =======
Capital expenditures..............   $  1,279    $   166   $    --    $    6    $  --      $   172
                                     ========    =======   =======    ======    =====      =======
Gross identifiable assets at March
  31, 2000........................   $183,655    $42,332   $ 5,591    $1,912    $  --      $49,835
                                     ========    =======   =======    ======    =====      =======
Intersegment eliminations.........   $(74,466)   $   (97)  $    --    $   (5)   $  --      $  (102)
                                     ========    =======   =======    ======    =====      =======
Net identifiable assets at March
  31, 2000........................   $109,189    $42,235   $ 5,591    $1,907    $  --      $49,733
                                     ========    =======   =======    ======    =====      =======

                                          PIONEER GLOBAL INVESTMENTS
                                    ---------------------------------------
                                                         CENT. &
                                                          EAST.               -SUBTOTAL-
                                      REAL      U.S.     EUROPE                 PIONEER
                                     ESTATE    VENTURE   VENTURE   RUSSIAN      GLOBAL
                                    SERVICES   CAPITAL   CAPITAL    TIMBER    INVESTMENTS    OTHER     TOTAL
                                    --------   -------   -------   --------   -----------   -------   --------
Three months ended March 31, 2000:
Gross revenues and sales..........  $   469    $    --   $   280   $     --    $    749     $ 1,363   $ 61,409
                                    =======    =======   =======   ========    ========     =======   ========
Intersegment eliminations.........             $    --   $  (141)  $     --    $   (141)    $(1,363)  $ (1,763)
                                    =======    =======   =======   ========    ========     =======   ========
Net revenues and sales............  $   469    $    --   $   139   $     --    $    608     $    --   $ 59,646
                                    =======    =======   =======   ========    ========     =======   ========
Income (loss) before income taxes
  minority interest and cumulative
  effect of accounting change.....  $  (794)   $    --   $  (215)  $(17,354)   $(18,363)    $(1,930)  $ (9,953)
                                    =======    =======   =======   ========    ========     =======   ========
Income taxes (benefits)...........  $  (292)   $    --   $   (25)  $(15,397)   $(15,714)    $  (611)  $(12,167)
                                    =======    =======   =======   ========    ========     =======   ========
Minority interest.................  $    --    $    --   $  (285)  $     --    $   (285)    $    --   $    156
                                    =======    =======   =======   ========    ========     =======   ========
Net income (loss).................  $  (502)   $    --   $    95   $ (1,957)   $ (2,364)    $(1,319)  $  2,058
                                    =======    =======   =======   ========    ========     =======   ========
Depreciation and amortization.....  $    31    $    --   $     4   $    757    $    792     $    22   $  4,565
                                    =======    =======   =======   ========    ========     =======   ========
Interest expense..................  $     2    $    --   $    --   $    248    $    250     $ 1,602   $  1,867
                                    =======    =======   =======   ========    ========     =======   ========
Capital expenditures..............  $    --    $    --   $    (3)  $    429    $    426     $    --   $  1,877
                                    =======    =======   =======   ========    ========     =======   ========
Gross identifiable assets at March
  31, 2000........................  $ 1,570    $    --   $52,032   $ 37,315    $ 90,917     $11,162   $335,569
                                    =======    =======   =======   ========    ========     =======   ========
Intersegment eliminations.........  $    --    $    --   $  (419)  $     --    $   (419)    $(3,195)  $(78,182)
                                    =======    =======   =======   ========    ========     =======   ========
Net identifiable assets at March
  31, 2000........................  $ 1,570    $    --   $51,613   $ 37,315    $ 90,498     $ 7,967   $257,387
                                    =======    =======   =======   ========    ========     =======   ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- (CONTINUED)
                                 MARCH 31, 2000

                                                              PIONEER                  -SUBTOTAL-
                                                  INTERNATIONAL FINANCIAL SERVICES      PIONEER
                                    PIONEER     ------------------------------------     INTER-
                                   INVESTMENT                        CZECH             FINANCIAL
                                   MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA     SERVICES
                                   ----------   -------   -------   --------   -----   ----------
Three months ended March 31, 1999:
Gross revenues and sales.........  $  51,073    $ 3,275   $ 3,823    $ 360     $  --    $ 7,458
                                   =========    =======   =======    =====     =====    =======
Intersegment eliminations........  $  (1,395)   $   (68)  $    --    $  --     $  --    $   (68)
                                   =========    =======   =======    =====     =====    =======
Net revenues and sales...........  $  49,678    $ 3,207   $ 3,823    $ 360     $  --    $ 7,390
                                   =========    =======   =======    =====     =====    =======
Income (loss) before income
  taxes, minority interest and
  cumulative effect of accounting
  change.........................  $  12,605    $  (427)  $(2,830)   $(293)    $(212)   $(3,762)
                                   =========    =======   =======    =====     =====    =======
Income taxes (benefits)..........  $   4,474    $  (283)  $   (24)   $ (68)    $ (70)   $  (445)
                                   =========    =======   =======    =====     =====    =======
Minority interest................  $      --    $    26   $   (37)   $  --     $  --    $   (11)
                                   =========    =======   =======    =====     =====    =======
Net income (loss) from continuing
  operations before cumulative
  effect of accounting change....  $   8,131    $  (170)  $(2,769)   $(225)    $(142)   $(3,306)
                                   =========    =======   =======    =====     =====    =======
Cumulative effect of change in
  accounting principle...........  $    (205)   $  (521)  $    --    $ (14)    $  --    $  (535)
                                   =========    =======   =======    =====     =====    =======
Net income (loss)................  $   7,926    $  (691)  $(2,769)   $(239)    $(142)   $(3,841)
                                   =========    =======   =======    =====     =====    =======
Depreciation and amortization....  $   3,213    $   547   $   285    $  32     $  --    $   864
                                   =========    =======   =======    =====     =====    =======
Interest expense.................  $      --    $    10   $    17    $  --     $  --    $    27
                                   =========    =======   =======    =====     =====    =======
Capital expenditures.............  $     965    $   111   $    --    $  --     $  --    $   111
                                   =========    =======   =======    =====     =====    =======
Gross identifiable assets at
  March 31, 1999.................  $ 209,381    $45,466   $10,352    $ 646     $  --    $56,464
                                   =========    =======   =======    =====     =====    =======
Intersegment eliminations........  $(111,802)   $  (265)  $    --    $  --     $  --    $  (265)
                                   =========    =======   =======    =====     =====    =======
Net identifiable assets at March
  31, 1999.......................  $  97,579    $45,201   $10,352    $ 646     $  --    $56,199
                                   =========    =======   =======    =====     =====    =======

                                                   PIONEER
                                              GLOBAL INVESTMENTS
                                   ----------------------------------------
                                                         CENT. &              -SUBTOTAL-
                                     REAL       U.S.      EAST.                 PIONEER
                                    ESTATE    VENTURE    VENTURE   RUSSIAN      GLOBAL
                                   SERVICES   CAPITAL    CAPITAL    TIMBER    INVESTMENTS    OTHER      TOTAL
                                   --------   --------   -------   --------   -----------   -------   ---------
Three months ended March 31, 1999:
Gross revenues and sales.........  $   354    $    129   $   208   $     --    $    691     $ 3,994   $  63,216
                                   =======    ========   =======   ========    ========     =======   =========
Intersegment eliminations........  $    --    $     --   $    --   $     --    $     --     $(3,994)  $  (5,457)
                                   =======    ========   =======   ========    ========     =======   =========
Net revenues and sales...........  $   354    $    129   $   208   $     --    $    691     $    --   $  57,759
                                   =======    ========   =======   ========    ========     =======   =========
Income (loss) before income
  taxes, minority interest and
  cumulative effect of accounting
  change.........................  $(1,346)   $ (4,158)  $  (316)  $ (1,005)   $ (6,825)    $(2,531)  $    (513)
                                   =======    ========   =======   ========    ========     =======   =========
Income taxes (benefits)..........  $  (367)   $ (1,892)  $    (4)  $   (204)   $ (2,467)    $  (887)  $     675
                                   =======    ========   =======   ========    ========     =======   =========
Minority interest................  $    --    $  1,373   $  (146)  $     --    $  1,227     $    --   $   1,216
                                   =======    ========   =======   ========    ========     =======   =========
Net income (loss) from continuing
  operations before cumulative
  effect of accounting change....  $  (979)   $ (3,639)  $  (166)  $   (801)   $ (5,585)    $(1,644)  $  (2,404)
                                   =======    ========   =======   ========    ========     =======   =========
Cumulative effect of change in
  accounting principle...........  $  (115)   $   (183)  $  (382)  $(10,692)   $(11,372)    $    --   $ (12,112)
                                   =======    ========   =======   ========    ========     =======   =========
Net income (loss)................  $(1,094)   $ (3,822)  $  (548)  $(11,493)   $(16,957)    $(1,644)  $ (14,516)
                                   =======    ========   =======   ========    ========     =======   =========
Depreciation and amortization....  $    37    $     45   $    75   $    545    $    702     $    32   $   4,811
                                   =======    ========   =======   ========    ========     =======   =========
Interest expense.................  $     2    $    203   $    --   $    364    $    569     $ 1,631   $   2,227
                                   =======    ========   =======   ========    ========     =======   =========
Capital expenditures.............  $    --    $     --   $    70   $    720    $    790     $     3   $   1,869
                                   =======    ========   =======   ========    ========     =======   =========
Gross identifiable assets at
  March 31, 1999.................  $ 4,736    $ 25,343   $50,357   $ 44,789    $125,225     $14,277   $ 405,347
                                   =======    ========   =======   ========    ========     =======   =========
Intersegment eliminations........  $  (274)   $(24,193)  $    --   $     --    $(24,467)    $(6,132)  $(142,666)
                                   =======    ========   =======   ========    ========     =======   =========
Net identifiable assets at March
  31, 1999.......................  $ 4,462    $  1,150   $50,357   $ 44,789    $100,758     $ 8,145   $ 262,681
                                   =======    ========   =======   ========    ========     =======   =========

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's three strategic business units. Pioneer Investment Management includes the investment management, marketing, distribution and servicing of the Company's mutual funds based in the United States and offshore funds based in Ireland. This business unit also provides investment management services for institutional investors. Pioneer International Financial Services includes the Company's investment management and financial services businesses in Poland, the Czech Republic, Russia and India. Pioneer Global Investments includes the Company's worldwide venture capital, real estate and timber operations. The Company is in the process of disposing of its gold mining operations and, as such, has reported these as discontinued operations. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations, Liquidity and Capital Resources-General and Future Operating Results.

     The Board of Directors engaged the services of two investment banking firms to provide advice on enhancing shareholder value. At a special meeting of the Board held on March 2, 2000, the investment bankers presented their evaluations of several alternatives to the Board. The Board determined to authorize the bankers to actively explore strategic alternatives, including a possible sale of the Company. Subsequently, numerous third parties expressed interest in the form of non-binding proposals, and after executing the appropriate confidentiality agreements, several have now completed due diligence. Management currently is in detailed discussions with firms who have expressed the most interest.

     As a result of this process, as well as the proxy contest initiated by a dissident shareholder, the Company's results from operations reflect several unusual and temporary items. For example, mutual fund sales have slowed and redemptions have increased while many of the intermediaries who sell the Company's fund shares await the outcome of this process. The Company's most valuable assets are its relationships with clients and the employees who provide these clients with services. Accordingly, the Company increased its advertising and other sales promotional expenses and entered into various employee retention arrangements to maintain the value of these assets. Finally, these events have resulted in higher temporary legal, proxy solicitation, and other related expenses. Substantially all of these effects have been reflected in the Pioneer Investment Management segment.

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     In the first quarter of 2000, the Company had net income from continuing operations of $2.1 million, or $0.08 per share. During the first quarter of 1999, the Company reported losses from continuing operations of $2.4 million, or $0.09 per share, losses from gold mining and powdered metals operations of $6.1 million, or $0.24 per share, and the impact of the write-off of unamortized capitalized start-up costs of $12.1 million, or $0.47 per share, as a result of the required change in accounting principle. Revenues from continuing operations were $59.6 million in the first quarter of 2000 compared to $57.8 million in the first quarter of 1999. First quarter 1999 results from continuing operations also included a one-time loss of $3.4 million, or $0.13 per share, related to the Company's sale of its U.S. venture capital operations.

     Worldwide assets under management were approximately $24.4 billion at March 31, 2000, compared to $24.5 billion at December 31, 1999.

     The following table details revenues and net income (loss) by business segment for the three months ended March 31, 2000, and 1999, respectively.

                         REVENUES AND NET INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                                 REVENUES        NET INCOME (LOSS)
                                                             ----------------    -----------------
                                                               THREE MONTHS        THREE MONTHS
                                                             ENDED MARCH 31,      ENDED MARCH 31,
                                                             ----------------    -----------------
BUSINESS SEGMENT                                              2000      1999      2000      1999
----------------                                             ------    ------    ------    -------
Pioneer Investment Management:
  Mutual Funds and Institutional Accounts..................  $52.7     $49.6     $ 7.5     $  8.1
                                                             -----     -----     -----     ------
Pioneer International Financial Services:
  Russia...................................................    2.1       3.3      (0.4)      (0.2)
  Central and Eastern Europe...............................    4.3       4.2      (1.2)      (3.0)
  Asia.....................................................     --        --      (0.1)      (0.1)
                                                             -----     -----     -----     ------
                                                               6.4       7.5      (1.7)      (3.3)
                                                             -----     -----     -----     ------
Pioneer Global Investments:
  Venture Capital..........................................    0.1       0.3       0.1       (3.8)
  Real Estate..............................................    0.4       0.4      (0.5)      (1.0)
  Timber...................................................     --        --      (2.0)      (0.8)
                                                             -----     -----     -----     ------
                                                               0.5       0.7      (2.4)      (5.6)
                                                             -----     -----     -----     ------
Interest Expense and Other Expenses........................     --        --      (1.3)      (1.6)
                                                             -----     -----     -----     ------
  Total From Continued Operations..........................  $59.6     $57.8     $ 2.1     $ (2.4)
                                                             -----     -----     -----     ------
Discontinued Operations....................................     --        --        --       (6.1)
                                                             -----     -----     -----     ------
Cumulative Effect of Change in Accounting Principle
(Start-up Costs)...........................................     --        --        --      (12.1)
                                                             -----     -----     -----     ------
          Totals...........................................  $59.6     $57.8     $ 2.1     $(20.6)
                                                             =====     =====     =====     ======

PIONEER INVESTMENT MANAGEMENT

     Pioneer Investment Management ("PIM") had first quarter net income of $7.5 million compared to net income of $8.1 million in the first quarter of 1999. The earnings decline was attributable to higher labor expenses incurred to retain key sales and investment management employees as the Company explored strategic alternatives, and higher advertising and selling expenses, including those associated with the launch of two new mutual funds.

     PIM's assets under management at March 31, 2000 were approximately $24.0 billion compared to $24.1 billion at December 31, 1999. In the first quarter of 2000, sales of U.S. registered mutual funds (including reinvested dividends) were $770 million, compared to $950 million in the first quarter of 1999. Net redemptions were $1.0 billion, compared to $50 million in the first quarter of 1999.

     Revenues of $52.7 million in the first quarter of 2000 increased by $3.1 million, or 6%. Management fee revenues of $37.1 million increased by $3.8 million, reflecting both higher average assets under management ($23.4 billion for the first quarter 2000 compared to $22.7 billion for the first quarter 1999) and a 4.1 basis point increase in average management fees earned in the quarter. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased slightly by $0.9 million to $12.8 million, as increased shareholder service fees partially offset lower distribution fees. During March 2000, the Company reallowed 100% of its share of Class A share commissions to brokers and dealers as an incentive to increase sales. The Company anticipates continuing this reallowance program through the second quarter of 2000.

     Costs and expenses increased by $4.8 million in the first quarter of 2000 to $41.7 million. The expense increase resulted from higher payroll costs ($2.9 million) due to normal merit pay increases and higher headcount, coupled with special retention bonuses associated with the Company's strategic evaluation process. Other expenses also increased by $1.9 million. A portion of this increase related to distribution costs ($0.8 million) for special advertising during the Company's strategic evaluation process. The remainder of the increase was largely due to higher legal and space-related expenses.

     PIM's effective tax rate for the first quarter of 2000 was 32% compared to 35% in the first quarter of 1999. The improvement was due to increased profitability at Pioneer Management Ireland Limited, which is taxed at a lower effective rate.

PIONEER INTERNATIONAL FINANCIAL SERVICES

     During the first quarter of 2000, Pioneer International Financial Services ("PIFS") lost $1.7 million on revenues of $6.4 million compared to a loss of $3.3 million in the first quarter of 1999 on revenues of $7.5 million. Absent losses of the Company's Polish pension subsidiary ($1.2 million), Central and Eastern European operations posted break-even results for the quarter. PIFS's first quarter 2000 Russian losses ($0.4 million) related to a U.S. tax provision that was required due to a repatriation of earnings ($5.7 million). Absent the tax provision, local Russian operations reported break-even results for the quarter. Regarding PIFS's first quarter 1999 loss of $3.3 million, $2.2 million related to the Company's pension subsidiary. In April 1999, the Company sold 30% of its Polish pension company subsidiary to Nationwide Global Holdings, Inc. for $20 million. In addition, the Company deconsolidated the Polish pension company as control is shared with Nationwide and has accounted for its investment in the pension company under the equity method retroactive to January 1, 1999. Given the results of the Company's Polish pension company subsidiary and the likely consolidation of the participants in the industry, the Company is currently exploring strategic alternatives, which could include a sale of this subsidiary.

PIONEER GLOBAL INVESTMENTS

     Pioneer Global Investments lost $2.4 million in the first quarter of 2000 on revenues of $0.5 million. The Company's Central and Eastern European venture capital operations posted slightly profitable results in the first quarter of 2000. In contrast, the Company's worldwide venture capital operations lost $3.8 million in the first quarter of 1999, of which $3.4 million represents a one-time loss realized on the sale of U.S. venture capital operations. In March 1999, the Company sold its direct investments and indirect interests of its U.S. venture capital business for $34.9 million.

     The Company's real estate services operations reported losses of $0.5 million in the first quarter of 2000 and $1.0 million in the first quarter of 1999. The improvement of $0.5 million reflects higher revenues and lower costs associated with the closing of the Polish Real Estate Fund. Most of the first quarter 2000 losses were caused by the delay in closing the PBO Property Fund.

  Timber Business

     The results of the timber business are substantially attributable to the operations of Forest-Starma, the 100% owned principal operating subsidiary of the Company's wholly owned subsidiary, Pioneer Forest, Inc. Forest-Starma harvests timber under a 49-year lease comprising 390,100 hectares (approximately 964,000 acres) in the Khabarovsk Territory of Russia. Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

     While Forest-Starma harvests timber and incurs the resulting operating expenses throughout the year, it typically ships timber from mid-April through December. As a result, Forest-Starma has incurred, and expects to continue to incur, operating losses from fixed costs in the first quarter of the Company's fiscal year. There were no shipments in the first quarters of 2000 or 1999. Variable costs incurred to produce timber are capitalized in inventory and charged to operations when shipped. The following table summarizes production statistics for the three months ended March 31, 2000 and 1999:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Total cubic meters produced..........................      65,200       85,600
Average costs of production (per cubic meter)........  $       47   $       44

  Results of Operations

     In the first quarter of 2000, the timber business lost $2.0 million compared with a loss of $0.8 million in the first quarter of 1999. The decline resulted principally from additional charges associated with usage of spare parts inventories to maintain timber production equipment.

     The timber segment's operating results also included both income from U.S. tax benefits of approximately $15.1 million and the application of those tax benefits to reduce the carrying value of the Company's timber assets. The income, which is reflected on the Consolidated Statements of Operations as a credit to tax expense, represented realization in the U.S. of previously unrecognized foreign losses. In connection with the realization of the income tax benefits, the Company recorded a corresponding reduction in the carrying value of timber equipment and facilities and deferred development costs. The tax benefits were largely collected in April 2000 and used to repay bank debt.

  Liquidity and Capital Resources

     Forest-Starma had $5 million of external debt as of March 31, 2000. Scheduled debt service for the remainder of 2000 is expected to aggregate $1.7 million.

  Recent Developments

     The Company is actively exploring strategic alternatives with respect to its interest in the timber business.

DISCONTINUED OPERATIONS

  Gold Mining

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

     The Company has engaged the services of an investment banking firm to sell PGL, including its African exploration rights and its ownership interest in TGL. An offering document, which incorporated a new mine plan and revised reserve estimates, was circulated in the second quarter of 1999 to a select group of potential buyers. Several of these potential buyers began conducting due diligence efforts during the third quarter of 1999. The Company is now conducting what it believes to be final negotiations with potential purchasers.

     Whether or not the Company consummates a sale, it has proceeded with an orderly closure of the Teberebie mine. Mining operations ceased at the end of the 1999, and all processing activities will be completed by the end of the first half of 2000.

     The accompanying consolidated financial statements reflect management's estimates of the costs of winding down the gold mining operations. The Company, however, may record gains or incur additional losses in either a sales transaction or closure scenario as details, timing, and other events unfold. There can be no assurance that the Company can successfully negotiate a sales transaction and consummate that transaction or close the mine in accordance with management's estimates.

  Powdered Metals

     Losses in the first quarter of 1999 were $0.1 million. In the second quarter of 1999, the Company decided to dispose of its powdered metals operations. At the end of the third quarter of 1999, the Company sold for nominal value the powdered metals operations.

OTHER

     The Company had net interest expense and other expenses of $1.3 million in the first quarter of 2000 compared to $1.6 million in the first quarter of 1999. The decrease resulted principally from lower interest expense as the Company has paid down its revolving credit agreement.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     Liquid assets consisting of cash and marketable securities decreased by $3.4 million in the first quarter of 2000 to $37.3 million. Cash provided from ongoing operations, combined with tax refunds received in the quarter, were used to pay down the Company's Corporate Revolver by $25 million. In May 2000, the Company completed the pay-off of the remaining balance of the Corporate Revolver.

     The Company believes that it is in sound financial condition, that it has sufficient liquidity from operations and financing facilities to cover short-term commitments and contingencies and that it has adequate capital resources to provide for long-term commitments.

                            FUTURE OPERATING RESULTS

     From time to time, management may make forward-looking statements in this Quarterly Report, in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about our plans or strategies for our domestic and international financial services and global investment businesses, our anticipated revenue growth, changes we expect in the amount or composition of our assets under management, our anticipated expenses, our liquidity and capital resources and our expectations about market conditions. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates" and similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenues or results of operations.

     We hired two investment banks to review strategic alternatives that would maximize shareholder value, including the possible sale of the Company. Also, Lens Investment Management, LLC filed a proxy statement on Schedule 14A for the purpose of soliciting proxies for the election of its five nominees to the Company's Board of Directors to replace five of our directors. The news of these events has created uncertainty for our stockholders and employees. During these times of uncertainty, we are subject to the risks of reduced investor confidence, redemptions in our mutual funds, loss of business opportunities, and difficulty in hiring and retaining quality employees. In fact, mutual fund sales have slowed and redemptions have increased. Additionally, the Company has incurred significant expenses in connection with this process. We cannot guarantee that the uncertainties will not have further adverse effects on our financial condition and financial results.

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

     The mutual fund industry is intensely competitive and continues to go through substantial consolidation. Many organizations in this industry are attempting to sell and service the same clients and customers, not only with mutual fund investments, but also with other financial service products. Many of our competitors have more products and product lines to offer, substantially greater assets under management, better financial resources and higher name recognition than we do. As a result, we could be at a disadvantage as we try to market our products to the same customers that our competitors are targeting.

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

Dated:  May 11, 2000

                                            THE PIONEER GROUP, INC.

                                                   /s/ ERIC W. RECKARD
                                            ------------------------------------
                                                      Eric W. Reckard,
                                                  Executive Vice President
                                                Chief Financial Officer and
                                                         Treasurer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                           DESCRIPTION
--------------   ------------------------------------------------------------
  27.00          Financial Data Schedule.