Form 10-Q
period 2000-06-30
PIONEER GROUP INC
filed 2000-08-07
CIK 733060

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

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                           COMMISSION FILE NO. 0-8841

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  As of June 30, 2000, there were 26,876,814 shares of the Registrant's Common
                                     Stock,
               $.10 par value per share, issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNT)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents, at cost which approximates fair
  value.....................................................   $ 45,105       $ 36,740
Restricted cash.............................................        848             99
Investment in marketable securities, at fair value..........      6,605          3,850
Receivables:
    From securities brokers and dealers for sales of mutual
     fund shares............................................     14,291          9,429
    From Pioneer Family of Mutual Funds.....................     18,140         20,610
    For securities sold.....................................         33            194
    Other...................................................      8,597          8,022
Timber inventory............................................      3,449          3,908
Other current assets........................................      7,445          9,749
                                                               --------       --------
        Total current assets................................    104,513         92,601
                                                               --------       --------
NONCURRENT ASSETS:
Cost of acquisition in excess of net assets (net of
  accumulated amortization of $14,722 in 2000 and $13,842 in
  1999).....................................................     13,909         14,539
Long-term venture capital investments, at fair value (cost
  $56,248 in 2000 and $55,504 in 1999)......................     50,839         51,093
Long-term investments, at lower of cost or fair value.......      8,617          6,712
Timber operations:
  Timber equipment and facilities (net of accumulated
    depreciation of $14,754 in 2000 and $6,231 in 1999).....     11,296         19,496
  Deferred timber development costs (net of accumulated
    amortization of $10,893 in 2000 and $2,279 in 1999).....         --          8,609
Building (net of accumulated amortization of $2,321 in 2000
  and $1,990 in 1999).......................................     24,518         24,559
Furniture, equipment, and leasehold improvements (net of
  accumulated depreciation and amortization of $20,799 in
  2000 and $17,646 in 1999).................................     15,899         17,266
Other noncurrent assets.....................................     29,366         26,633
Net noncurrent assets of discontinued operations............      2,638         38,324
                                                               --------       --------
        Total noncurrent assets.............................    157,082        207,231
                                                               --------       --------
                                                               $261,595       $299,832
                                                               ========       ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Payable to funds for shares sold............................   $ 14,287       $  9,420
Accounts payable............................................      5,692          5,832
Accrued expenses............................................     36,197         22,023
Brokerage liabilities.......................................        145            265
Accrued income taxes........................................      2,574          6,899
Distribution and service fees due to brokers and dealers....      9,135          9,043
Current portion of notes payable............................      1,887          1,343
Net current liabilities of discontinued operations..........         --         31,815
                                                               --------       --------
        Total current liabilities...........................     69,917         86,640
                                                               --------       --------
NONCURRENT LIABILITIES:
Notes payable, net of current portion.......................     22,666         63,892
                                                               --------       --------
        Total noncurrent liabilities........................     22,666         63,892
                                                               --------       --------
        Total liabilities...................................     92,583        150,532
                                                               --------       --------
Minority interest...........................................     62,476         62,202
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock, $0.10 par value; authorized 60,000,000
     shares; issued 26,893,516 shares in 2000 and 26,532,064
     shares in 1999.........................................      2,689          2,653
    Paid-in capital.........................................     53,629         47,372
    Retained earnings.......................................     63,408         50,044
    Treasury stock at cost, 16,702 shares in 2000 and 50,885
     shares in 1999.........................................       (224)        (1,804)
    Cumulative translation adjustment.......................     (4,309)        (3,943)
                                                               --------       --------
                                                                115,193         94,322
                                                               --------       --------
    Less -- Deferred cost of restricted common stock
     issued.................................................     (8,657)        (7,224)
                                                               --------       --------
        Total stockholders' equity..........................    106,536         87,098
                                                               --------       --------
                                                               $261,595       $299,832
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------   -------------------------
                                                      2000          1999          2000          1999
                                                   -----------   -----------   -----------   -----------
Revenues and sales:
    Investment management fees...................  $    38,560   $    36,384   $    77,953   $    71,659
    Underwriting commissions and distribution
       fees......................................        1,813         3,979         4,905         8,069
    Shareholder services fees....................       10,772        10,825        21,880        21,910
    Revenues from brokerage activities...........           --           655            --           870
    Trustee fees and other income................        5,883         7,514        11,936        14,608
                                                   -----------   -----------   -----------   -----------
    Revenues from financial services
       businesses................................       57,028        59,357       116,674       117,116
    Timber sales.................................        5,327         4,276         5,327         4,276
                                                   -----------   -----------   -----------   -----------
         Total revenues and sales................       62,355        63,633       122,001       121,392
                                                   -----------   -----------   -----------   -----------
Costs and expenses:
    Management, distribution, shareholder service
       and administrative expenses...............       55,861        49,718       107,058        99,641
    Timber operating costs and expenses..........        7,153         4,709         8,705         5,071
                                                   -----------   -----------   -----------   -----------
         Total costs and expenses................       63,014        54,427       115,763       104,712
                                                   -----------   -----------   -----------   -----------
Other (income) expense:
    Reduction in carrying value of timber
       assets....................................           --            --        15,300            --
    Unrealized and realized (gains) losses on
       venture capital and marketable securities
       investments, net..........................         (632)         (410)       (2,181)        2,882
    Equity in losses of affiliated companies.....          860         5,167         2,092         7,635
    Interest expense.............................          495         1,635         2,362         3,862
                                                   -----------   -----------   -----------   -----------
         Total other (income) expense............          723         6,392        17,573        14,379
                                                   -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  provision for income taxes and minority
  interest.......................................       (1,382)        2,814       (11,335)        2,301
                                                   -----------   -----------   -----------   -----------
Provision (benefit) for income taxes.............           72         3,093       (12,095)        3,768
                                                   -----------   -----------   -----------   -----------
Income (loss) from continuing operations before
  minority interest..............................       (1,454)         (279)          760        (1,467)
                                                   -----------   -----------   -----------   -----------
Minority interest................................          118            98           274         1,314
                                                   -----------   -----------   -----------   -----------
Net income (loss) from continuing operations
  before cumulative effect of change in
  accounting principle...........................       (1,572)         (377)          486        (2,781)
Net income (loss) from discontinued operations...       12,878       (24,794)       12,878       (30,838)
Cumulative effect of change in accounting
  principle, (start-up costs, net of income taxes
  of $261).......................................           --            --            --       (12,112)
                                                   -----------   -----------   -----------   -----------
Net income (loss)................................  $    11,306   $   (25,171)  $    13,364   $   (45,731)
                                                   ===========   ===========   ===========   ===========
Basic earnings (loss) per share:
    Continuing operations........................  $     (0.06)  $     (0.01)  $      0.02   $     (0.11)
    Discontinued operations......................         0.49         (0.96)         0.49         (1.19)
    Cumulative effect of change in accounting
       principle.................................           --            --            --         (0.47)
                                                   -----------   -----------   -----------   -----------
         Total basic earnings (loss) per share...  $      0.43   $     (0.97)  $      0.51   $     (1.77)
                                                   ===========   ===========   ===========   ===========
Diluted earnings (loss) per share:
    Continuing operations........................  $     (0.06)  $     (0.01)  $      0.02   $     (0.11)
    Discontinued operations......................         0.49         (0.96)         0.48         (1.19)
    Cumulative effect of change in accounting
       principle.................................           --            --            --         (0.47)
                                                   -----------   -----------   -----------   -----------
         Total diluted earnings (loss) per
           share.................................  $      0.43   $     (0.97)  $      0.50   $     (1.77)
                                                   ===========   ===========   ===========   ===========
Dividends per share..............................           --            --            --            --
                                                   ===========   ===========   ===========   ===========
Basic shares outstanding.........................   26,274,000    25,885,000    26,242,000    25,838,000
                                                   ===========   ===========   ===========   ===========
Diluted shares outstanding.......................   26,274,000    25,885,000    26,869,000    25,838,000
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

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)..........................................  $ 13,364    $(45,731)
 Less net income (loss) of discontinued operations..........    12,878     (30,838)
 Less cumulative effect of change in accounting principle...        --     (12,112)
                                                              --------    --------
 Net income (loss) from continuing operations...............  $    486    $ (2,781)
 Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization............................     7,511       8,744
   Reduction in carrying value of timber assets.............    15,300          --
   Unrealized and realized (gains) losses on venture
     capital, marketable securities, and long term
     investments, net.......................................    (2,181)      2,882
   Equity in losses of affiliated companies.................     2,092       7,635
   Restricted stock plan expense............................     1,937       1,470
   Deferred income taxes....................................     1,321      (4,165)
   Minority interest........................................       274       1,314
 Changes in operating assets and liabilities:
   Investments in marketable securities, net................    (2,657)        642
   Receivable from securities brokers and dealers for sales
     of mutual fund shares..................................    (4,862)     (3,285)
   Receivables for securities sold..........................       161         444
   Receivables from Pioneer Family of Mutual Funds and
     other..................................................     1,895       1,905
   Timber inventory.........................................       459      (2,390)
   Other current assets.....................................     1,514         555
   Other noncurrent assets..................................     3,395        (619)
   Payable to funds for shares sold.........................     4,867       3,283
   Accrued expenses and accounts payable....................    14,126       8,555
   Brokerage liabilities....................................      (120)     (1,616)
   Accrued income taxes.....................................    (3,505)    (17,717)
                                                              --------    --------
       Total adjustments and changes in operating assets and
       liabilities..........................................    41,527       7,637
                                                              --------    --------
       Net cash provided by continuing operating
       activities...........................................    42,013       4,856
                                                              --------    --------
       Net cash provided by (used in) discontinued operating
       activities...........................................      (486)      2,671
                                                              --------    --------
       Net cash provided by operating activities............    41,527       7,527
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to furniture, equipment and leasehold
   improvements.............................................    (2,311)     (3,628)
 Building...................................................      (290)        408
 Long-term venture capital investments......................    (1,082)       (884)
 Proceeds from sale of long-term venture capital
   investments..............................................     1,336         909
 Proceeds from sale of domestic venture capital
   operations...............................................        --      34,945
 Purchase of timber equipment and facilities................      (429)     (1,597)
 Other investments..........................................       227        (502)
 Cost of acquisition in excess of net assets acquired.......      (250)        (43)
 Deconsolidation of pension company subsidiary..............        --     (10,070)
 Purchase of long-term investments..........................    (2,411)         --
 Proceeds from sale of long-term investments................     2,589         342
                                                              --------    --------
       Net cash provided by (used in) continuing investing
       activities...........................................    (2,621)     19,880
                                                              --------    --------
       Net cash used in investing activities, discontinued
       operations...........................................        --      (4,006)
                                                              --------    --------
       Net cash provided by (used in) investing
       activities...........................................    (2,621)     15,874
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Liquidation of venture capital partnership.................        --      (1,972)
 Distributions to limited partners of venture capital
   subsidiary...............................................        --      (1,288)
 Sale of stock by subsidiary................................        --         555
 Employee stock purchase plan...............................       269         349
 Exercise of stock options..................................     3,391         782
 Restricted stock plan award................................        23          16
 Repayments of revolving credit agreement borrowings........   (40,000)    (30,000)
 Repayments of notes payable................................      (682)     (4,928)
 Reclassification of restricted cash........................      (749)        807
                                                              --------    --------
       Net cash used in continuing financing activities.....   (37,748)    (35,679)
                                                              --------    --------
       Net cash provided by (used in) financing activities,
       discontinued operations..............................     7,573      (2,403)
                                                              --------    --------
       Net cash used in financing activities................   (30,175)    (38,082)
                                                              --------    --------
EFFECT OF FOREIGN CURRENCY EXCHANGE RATE CHANGES ON CASH AND
 CASH EQUIVALENTS...........................................      (366)       (234)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     8,365     (14,915)
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    36,740      44,212
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 45,105    $ 29,297
                                                              ========    ========

  The Company's Annual Report on Form 10-K should be read in conjunction with these financial statements.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000

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

     During the first quarter of 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants (the "AICPA") SOP 98-5, "Reporting on the Costs of Start-Up Activities." SOP 98-5 requires that costs of start-up activities be expensed as incurred. The Company had capitalized certain pre-operating costs associated with its financial services operations and its natural resource operations. Adoption of SOP 98-5 resulted in write-offs of $12.1 million, or $0.47 per share, which is reflected in the accompanying consolidated financial statements as a change in accounting principle.

     In the second quarter of 1999, the Company sold 30% of its Polish pension company subsidiary for $20 million. In connection with the sale, the Company deconsolidated the Polish pension company subsidiary as control is shared. The Company accounted for its investment in the pension company under the equity method retroactive to January 1, 1999. The effect of this transaction is reflected in the accompanying Consolidated Statements of Cash Flows as deconsolidation of pension company subsidiary.

     Interest paid was $2,559,000 and $5,437,000 for the six months ended June 30, 2000 and 1999, respectively. Income taxes refunded were $16,619,000 for the six months ended June 30, 2000. Income taxes paid were $22,263,000 for the six months ended June 30, 1999.

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

                                                                  NET                 EARNINGS/
                                                                INCOME/                (LOSS)
                                                                (LOSS)      SHARES    PER SHARE
                                                               ---------    ------    ---------
                                                               (DOLLARS AND SHARES IN THOUSANDS
                                                                  EXCEPT PER SHARE AMOUNTS)
FOR THE THREE MONTHS ENDED 6/30/00
Basic earnings per share calculation:
Continuing operations......................................    $  (1,572)   26,274     $(0.06)
Discontinued operations....................................    $  12,878    26,274     $ 0.49
                                                               ---------    ------     ------
          Total............................................    $  11,306    26,274     $ 0.43
                                                               =========    ======     ======
Options....................................................                     --
Restricted stock...........................................                     --
Diluted earnings per share calculation:
Continuing operations......................................    $  (1,572)   26,274     $(0.06)
Discontinued operations....................................    $  12,878    26,274     $ 0.49
                                                               ---------    ------     ------
          Total............................................    $  11,306    26,274     $ 0.43
                                                               =========    ======     ======

FOR THE THREE MONTHS ENDED 6/30/99
Basic earnings per share calculation:
Continuing operations......................................    $    (377)   25,885     $(0.01)
Discontinued operations....................................    $ (24,794)   25,885     $(0.96)
                                                               ---------    ------     ------
          Total............................................    $ (25,171)   25,885     $(0.97)
                                                               =========    ======     ======
Options....................................................                     --
Restricted stock...........................................                     --
Diluted earnings per share calculation:
Continuing operations......................................    $    (377)   25,885     $(0.01)
Discontinued operations....................................    $ (24,794)   25,885     $(0.96)
                                                               ---------    ------     ------
          Total............................................    $ (25,171)   25,885     $(0.97)
                                                               =========    ======     ======

FOR THE SIX MONTHS ENDED 6/30/00
Basic earnings per share calculation:
Continuing operations......................................    $     486    26,242     $ 0.02
Discontinued operations....................................    $  12,878    26,242     $ 0.49
                                                               ---------    ------     ------
          Total............................................    $  13,364    26,242     $ 0.51
                                                               =========    ======     ======
Options....................................................                    490
Restricted stock...........................................                    137
Diluted earnings per share calculation:
Continuing operations......................................    $     486    26,869     $ 0.02
Discontinued operations....................................    $  12,878    26,869     $ 0.48
                                                               ---------    ------     ------
          Total............................................    $  13,364    26,869     $ 0.50
                                                               =========    ======     ======

                                                                  NET                 EARNINGS/
                                                                INCOME/                (LOSS)
                                                                (LOSS)      SHARES    PER SHARE
                                                               ---------    ------    ---------
                                                               (DOLLARS AND SHARES IN THOUSANDS
                                                                  EXCEPT PER SHARE AMOUNTS)
FOR THE SIX MONTHS ENDED 6/30/99
Basic earnings per share calculation:
Continuing operations......................................    $  (2,781)   25,838     $(0.11)
Discontinued operations....................................    $ (30,838)   25,838     $(1.19)
Cumulative effect of change in accounting principle........    $ (12,112)   25,838     $(0.47)
                                                               ---------    ------     ------
          Total............................................    $ (45,731)   25,838     $(1.77)
                                                               =========    ======     ======
Options....................................................                     --
Restricted stock...........................................                     --
Diluted earnings per share calculation:
Continuing operations......................................    $  (2,781)   25,838     $(0.11)
Discontinued operations....................................    $ (30,838)   25,838     $(1.19)
Cumulative effect of change in accounting principle........    $ (12,112)   25,838     $(0.47)
                                                               ---------    ------     ------
          Total............................................    $ (45,731)   25,838     $(1.77)
                                                               =========    ======     ======

NOTE 3 -- COMPREHENSIVE INCOME

     SFAS 130 "Reporting Comprehensive Income" establishes standards for the reporting of comprehensive income and its components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's foreign currency translation adjustments, which are excluded from net income, are included in comprehensive income. The following table reports comprehensive income (loss) for the six months ended June 30, 2000 and 1999.

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      -----------------------
                                                       2000            1999
                                                      -------        --------
                                                      (DOLLARS IN THOUSANDS)
Net income (loss).................................    $13,364        $(45,731)
Other comprehensive expense:
  Foreign currency translation adjustments........       (366)           (679)
                                                      -------        --------
Other comprehensive expense.......................       (366)           (679)
                                                      -------        --------
Comprehensive income (loss).......................    $12,998        $(46,410)
                                                      =======        ========

NOTE 4 -- NET CAPITAL

     As a broker-dealer, Pioneer Funds Distributor, Inc. ("PFD") is subject to the Securities and Exchange Commission's regulations and operating guidelines which, among other things, require PFD to maintain a specified amount of net capital. Net capital may fluctuate on a daily basis. PFD's net capital, as computed under Rule 15c3-1, was $1,225,241 at June 30, 2000, which exceeded required net capital of $250,000 by $975,241.

     PFD is exempt from the reserve requirements of Rule 15c3-3 since its U.S. broker-dealer transactions are limited to the purchase, sale and redemption of redeemable securities of registered investment companies. All customer funds are promptly transmitted, and all securities received in connection with activities as a broker-dealer are promptly delivered. PFD does not otherwise hold funds or securities for, or owe money or securities to, customers.

NOTE 5 -- NOTES PAYABLE

     Notes payable of the Company exclusive of amounts related to discontinued operations consist of the following:

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
                                                              (DOLLARS IN THOUSANDS)
Revolving credit agreement..................................  $    --      $40,000
Senior note payable to a commercial lender, principal
  payable on August 15, 2004, interest payable at 9.45%.....   20,000       20,000
Note payable to a bank, interest and principal payable
  monthly at the one-month Warsaw Bank rate plus 1.75%
  through August 2002.......................................      213          275
Project financing, guaranteed by OPIC, payable in
  semi-annual installments of $620,000 through December 15,
  2003, interest payable at 9.95%...........................    4,340        4,960
                                                              -------      -------
                                                               24,553       65,235
Less: Current portion.......................................   (1,887)      (1,343)
                                                              -------      -------
                                                              $22,666      $63,892
                                                              =======      =======

     Maturities of notes payable at June 30, 2000, for each of the next five years and thereafter are as follows (dollars in thousands):

7/1/00--6/30/01.............................................    $ 1,887
7/1/01--6/30/02.............................................      1,338
7/1/02--6/30/03.............................................      1,257
7/1/03--6/30/04.............................................         71
7/1/04--6/30/05.............................................     20,000
Thereafter..................................................         --
                                                                -------
                                                                $24,553
                                                                =======

     In 1996, the Company entered into an agreement with a syndicate of commercial banks for a senior credit facility (the "Credit Facility"). Under the Credit Facility, the Company borrowed up to $55 million for general corporate purposes (the "Corporate Revolver"). The Corporate Revolver is payable in full in March 2001. As of June 30, 2000, the Company had paid down the Corporate Revolver in its entirety.

     In 1997, the Company entered into a senior note agreement (the "Note Agreement") with a commercial lender pursuant to which the Company issued to the lender senior notes in the aggregate amount of $20 million. The restrictions and financial covenants under the Note Agreement are substantially similar to those under the Credit Facility.

     For the six months ended June 30, 2000 and 1999, the weighted average interest rate on the borrowings under the Credit Facility and Note Agreement was 9.49%.

     In May 2000, the Company unwound its remaining $15 million of swaps and recognized a loss of $85,000 on the transaction. For the six months ended June 30, 2000, the Company incurred losses of $52,000 on its swap terminations. Under the swap agreements, the Company paid the bank a weighted average fixed rate of 6.90% on the notional principal amount. The bank paid the Company interest on the notional principal amount at the current variable rate stated under the swap agreements. The Company incurred approximately $38,000 and $704,000 of interest expense on its swap agreements during the six months ended June 30, 2000 and 1999, respectively.

NOTE 6 -- DISCONTINUED OPERATIONS

     In the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. The gold mining operations consist of Pioneer Goldfields Limited ("PGL"), and its 90% owned Ghanaian operating subsidiary, Teberebie Goldfields Limited ("TGL"), and Closed Joint-Stock Company "Tas-Yurjah Mining Company," the Company's majority owned (95%) Russian subsidiary. The Company engaged the services of an investment banking firm to sell PGL, including its African exploration rights and its interest in TGL. In June 2000, the Company sold its gold mining operations in Ghana to a subsidiary of Ashanti Goldfields Company Limited for $18.8 million, resulting in a net gain of approximately $11.9 million in the quarter. The terms of the agreement also include the potential for supplemental cash payments of up to $5 million over the next five years dependent upon minimum gold prices and production levels.

     As disclosed in prior filings, in the second quarter of 1998, the Company's majority owned Russian bank suffered significant losses resulting from unauthorized financial transactions engaged in by the bank's management. As the result of these occurrences, the Company decided to liquidate its Russian banking operations. In December 1998, the Company sold its stock in the bank to an unrelated third party. The Company pursued an insurance claim under a fidelity bond policy for the losses incurred at the bank prior to the sale. However, since the likelihood of any potential recovery could not be determined, no receivable was recorded at the time. In April 2000, the Company settled the insurance claim and recognized a net gain of approximately $1.0 million, which is included in discontinued operations.

     The Company also reflected its powdered metals business as a discontinued operation in the second quarter of 1999.

                                                                   SIX MONTHS ENDED
                                                                     JUNE 30, 2000
                                                                -----------------------
                                                                              EARNINGS
                                                                NET INCOME    PER SHARE
                                                                ----------    ---------
                                                                 (DOLLARS IN THOUSANDS
                                                                        EXCEPT
                                                                  PER SHARE AMOUNTS)
Gain on insurance settlement, net of taxes of $645..........     $  1,029      $ 0.04
Gain on sale of gold mining operations, net of taxes of
  $1,800....................................................       11,849        0.44
                                                                 --------      ------
          Total gain from discontinued operations...........     $ 12,878      $ 0.48
                                                                 ========      ======

                                                                  SIX MONTHS ENDED
                                                                    JUNE 30, 1999
                                                                ---------------------
                                                                              LOSS
                                                                NET LOSS    PER SHARE
                                                                --------    ---------
                                                                (DOLLARS IN THOUSANDS
                                                                       EXCEPT
                                                                 PER SHARE AMOUNTS)
Loss from operations of discontinued gold mining segment,
  net of taxes of ($266)....................................    $(11,805)    $(0.46)
Estimated loss on disposal of gold mining segment...........     (17,600)     (0.68)
Loss from operations of discontinued powdered metals
  business, net of taxes of ($166)..........................        (408)     (0.01)
Loss on disposal of powdered metals business................      (1,025)     (0.04)
                                                                --------     ------
Total loss from discontinued operations.....................    $(30,838)    $(1.19)
                                                                ========     ======

     The estimated loss of $17.6 million for the gold mining segment was based on an assessment of asset values at the time. An additional loss reserve of approximately $36.0 million was recorded in the third quarter of 1999 to reflect a refinement of the asset values based on preliminary offers received during that quarter.

     The following is an unaudited summary of the results of discontinued gold mining operations for the six months ended June 30, 2000 and 1999, respectively:

                                                        SIX MONTHS ENDED   SIX MONTHS ENDED
                                                         JUNE 30, 2000      JUNE 30, 1999
                                                        ----------------   ----------------
                                                              (DOLLARS IN THOUSANDS)
Revenues from gold mining activities..................        $ --             $ 37,182
Loss before income taxes and minority interest........          --              (13,191)
Income tax benefit....................................          --                 (266)
                                                              ----             --------
Loss from discontinued operations before minority
  interest............................................          --              (12,925)
                                                              ----             --------
Minority interest.....................................          --               (1,120)
                                                              ----             --------
Loss from discontinued operations.....................        $ --             $(11,805)
                                                              ====             ========

     The results of discontinued gold mining operations for the six months ended June 30, 1999 include an allocation of directly attributable corporate interest expense of $814,000. No corporate interest expense was allocated for the six months ended June 30, 2000. Interest had been previously allocated based upon the intercompany financing provided to the gold mining operations.

NOTE 7 -- PENDING MERGER

     On May 14, 2000, the Company entered into a definitive agreement to merge with a wholly owned subsidiary of UniCredito Italiano S.p.A. ("UniCredito"). Under the terms of the merger agreement, UniCredito will acquire all of the Company's outstanding shares for $43.50 cash per share, or a total of approximately $1.2 billion. A special meeting of the Company's stockholders is scheduled for September 20, 2000 at which the Company's stockholders will vote upon the proposal to approve and adopt the merger agreement and the merger of the Company with UniCredito. Prior to the close of the merger, the Company will distribute to its stockholders 100% of the Company's ownership interest in its Russian financial services operations, natural resource businesses, and its interest in the venture capital and real estate operations.

NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT

     Pursuant to SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company presents segment information using the management approach. The management approach is based on the way that management organizes the segments within a Company for making operating decisions and assessing performance. The Company's operating segments are organized around services and products provided, as well as geographic regions. The intersegment transactions are for management services and the secondment of employees. These transactions are generally priced on a cost or cost plus basis.

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 2000

NOTE 8 -- FINANCIAL INFORMATION BY BUSINESS SEGMENT (CONTINUED)

     The following details selected financial data by business segment and geographic region for continuing operations (dollars in thousands):

                                                               PIONEER                   -SUBTOTAL-
                                                   INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                     PIONEER     ------------------------------------   INTERNATIONAL
                                    INVESTMENT                        CZECH               FINANCIAL
                                    MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                    ----------   -------   -------   --------   -----   -------------
SIX MONTHS ENDED JUNE 30, 2000
Gross revenues and sales..........   $103,595    $ 4,146   $ 6,042    $2,321    $  --      $12,509
                                     ========    =======   =======    ======    =====      =======
Intersegment eliminations.........   $   (629)   $    --   $   (11)   $   (3)   $  --      $   (14)
                                     ========    =======   =======    ======    =====      =======
Net revenues and sales............   $102,966    $ 4,146   $ 6,031    $2,318    $  --      $12,495
                                     ========    =======   =======    ======    =====      =======
Income (loss) before income taxes
  and minority interest...........   $ 16,937    $ 1,499   $(2,811)   $  380    $(361)     $(1,293)
                                     ========    =======   =======    ======    =====      =======
Income taxes......................   $  5,295    $ 1,707   $   225    $ (173)   $(127)     $ 1,632
                                     ========    =======   =======    ======    =====      =======
Minority interest.................   $     --    $   866   $    --    $   --    $  --      $   866
                                     ========    =======   =======    ======    =====      =======
Net income (loss).................   $ 11,642    $(1,074)  $(3,036)   $  553    $(234)     $(3,791)
                                     ========    =======   =======    ======    =====      =======
Depreciation and amortization.....   $  6,762    $   465   $   238    $   39    $  --      $   742
                                     ========    =======   =======    ======    =====      =======
Interest expense..................   $     --    $    --   $    26    $   --    $  --      $    26
                                     ========    =======   =======    ======    =====      =======
Capital expenditures..............   $  2,538    $    40   $    --    $   30    $  --      $    70
                                     ========    =======   =======    ======    =====      =======
Gross identifiable assets at June
  30, 2000........................   $201,944    $41,865   $ 5,818    $2,080    $  --      $49,763
                                     ========    =======   =======    ======    =====      =======
Intersegment eliminations.........   $(73,866)   $   (97)  $    --    $   --    $  --      $   (97)
                                     ========    =======   =======    ======    =====      =======
Net identifiable assets at June
  30, 2000........................   $128,078    $41,768   $ 5,818    $2,080    $  --      $49,666
                                     ========    =======   =======    ======    =====      =======

                                     PIONEER GLOBAL INVESTMENTS
                                    -----------------------------
                                               CENT.&
                                                EAST.                -SUBTOTAL-
                                      REAL     EUROPE                 PIONEER
                                     ESTATE    VENTURE   RUSSIAN       GLOBAL
                                    SERVICES   CAPITAL    TIMBER    INVESTMENTS     OTHER     TOTAL
                                    --------   -------   --------   ------------   -------   --------
SIX MONTHS ENDED JUNE 30, 2000
Gross revenues and sales..........  $   907    $   446   $  5,327     $  6,680     $ 2,639   $125,423
                                    =======    =======   ========     ========     =======   ========
Intersegment eliminations.........  $    --    $  (140)  $     --     $   (140)    $(2,639)  $ (3,422)
                                    =======    =======   ========     ========     =======   ========
Net revenues and sales............  $   907    $   306   $  5,327     $  6,540     $    --   $122,001
                                    =======    =======   ========     ========     =======   ========
Income (loss) before income taxes
  and minority interest...........  $(2,062)   $  (663)  $(19,705)    $(22,430)    $(4,549)  $(11,335)
                                    =======    =======   ========     ========     =======   ========
Income taxes......................  $  (633)   $   (89)  $(16,697)    $(17,419)    $(1,603)  $(12,095)
                                    =======    =======   ========     ========     =======   ========
Minority interest.................  $    --    $  (592)  $     --     $   (592)    $    --   $    274
                                    =======    =======   ========     ========     =======   ========
Net income (loss).................  $(1,429)   $    18   $ (3,008)    $ (4,419)    $(2,946)  $    486
                                    =======    =======   ========     ========     =======   ========
Depreciation and amortization.....  $    61    $     7   $  1,832     $  1,900     $    44   $  9,448
                                    =======    =======   ========     ========     =======   ========
Interest expense..................  $     2    $    --   $    250     $    252     $ 2,084   $  2,362
                                    =======    =======   ========     ========     =======   ========
Capital expenditures..............  $    (2)   $    (5)  $    429     $    422     $    --   $  3,030
                                    =======    =======   ========     ========     =======   ========
Gross identifiable assets at June
  30, 2000........................  $ 1,018    $51,901   $ 20,512     $ 73,431     $12,253   $337,391
                                    =======    =======   ========     ========     =======   ========
Intersegment eliminations.........  $    --    $  (419)  $     --     $   (419)    $(4,052)  $(78,434)
                                    =======    =======   ========     ========     =======   ========
Net identifiable assets at June
  30, 2000........................  $ 1,018    $51,482   $ 20,512     $ 73,012     $ 8,201   $258,957
                                    =======    =======   ========     ========     =======   ========

                    THE PIONEER GROUP, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) - (CONTINUED)
                                 JUNE 30, 2000

                                                                PIONEER                   -SUBTOTAL-
                                                    INTERNATIONAL FINANCIAL SERVICES        PIONEER
                                      PIONEER     ------------------------------------   INTERNATIONAL
                                     INVESTMENT                        CZECH               FINANCIAL
                                     MANAGEMENT   RUSSIA    POLAND    REPUBLIC   ASIA      SERVICES
                                     ----------   -------   -------   --------   -----   -------------
SIX MONTHS ENDED JUNE 30, 1999
Gross revenues and sales...........  $ 104,631    $ 6,970   $ 8,036    $ 738     $  --      $15,744
                                     =========    =======   =======    =====     =====      =======
Intersegment eliminations..........  $  (3,544)   $  (512)  $  (532)   $  --     $  --      $(1,044)
                                     =========    =======   =======    =====     =====      =======
Net revenues and sales.............  $ 101,087    $ 6,458   $ 7,504    $ 738     $  --      $14,700
                                     =========    =======   =======    =====     =====      =======
Income (loss) before income taxes,
  minority interest and cumulative
  effect of accounting change......  $  26,686    $  (418)  $(8,503)   $(492)    $(300)     $(9,713)
                                     =========    =======   =======    =====     =====      =======
Income taxes.......................  $   9,116    $  (598)  $   (88)   $(119)    $(105)     $  (910)
                                     =========    =======   =======    =====     =====      =======
Minority interest..................  $      --    $   485   $   (88)   $  --     $  --      $   397
                                     =========    =======   =======    =====     =====      =======
Net income (loss) from continuing
  operations before cumulative
  effect of accounting change......  $  17,570    $  (305)  $(8,327)   $(373)    $(195)     $(9,200)
                                     =========    =======   =======    =====     =====      =======
Cumulative effect of change in
  accounting principle.............  $    (205)   $  (521)  $    --    $ (14)    $  --      $  (535)
                                     =========    =======   =======    =====     =====      =======
Net income (loss)..................  $  17,365    $  (826)  $(8,327)   $(387)    $(195)     $(9,735)
                                     =========    =======   =======    =====     =====      =======
Depreciation and amortization......  $   6,550    $ 1,397   $   572    $  51     $  --      $ 2,020
                                     =========    =======   =======    =====     =====      =======
Interest expense...................  $      --    $    10   $    31    $  --     $  --      $    41
                                     =========    =======   =======    =====     =====      =======
Capital expenditures...............  $   3,286    $    70   $    --    $  --     $  --      $    70
                                     =========    =======   =======    =====     =====      =======
Gross identifiable assets at June
  30, 1999.........................  $ 275,320    $46,135   $10,849    $ 756     $  --      $57,740
                                     =========    =======   =======    =====     =====      =======
Intersegment eliminations..........  $(160,602)   $  (375)  $    --    $  --     $  --      $  (375)
                                     =========    =======   =======    =====     =====      =======
Net identifiable assets at June 30,
  1999.............................  $ 114,718    $45,760   $10,849    $ 756     $  --      $57,365
                                     =========    =======   =======    =====     =====      =======

                                            PIONEER GLOBAL INVESTMENTS
                                     ----------------------------------------
                                                           CENT. &
                                                            EAST.                -SUBTOTAL-
                                       REAL       U.S.     EUROPE                 PIONEER
                                      ESTATE    VENTURE    VENTURE   RUSSIAN       GLOBAL
                                     SERVICES   CAPITAL    CAPITAL    TIMBER    INVESTMENTS     OTHER      TOTAL
                                     --------   --------   -------   --------   ------------   -------   ---------
SIX MONTHS ENDED JUNE 30, 1999
Gross revenues and sales...........  $   811    $    109   $   536   $  4,276     $  5,732     $ 5,533   $ 131,640
                                     =======    ========   =======   ========     ========     =======   =========
Intersegment eliminations..........  $    --    $     --   $  (127)  $     --     $   (127)    $(5,533)  $ (10,248)
                                     =======    ========   =======   ========     ========     =======   =========
Net revenues and sales.............  $   811    $    109   $   409   $  4,276     $  5,605     $    --   $ 121,392
                                     =======    ========   =======   ========     ========     =======   =========
Income (loss) before income taxes,
  minority interest and cumulative
  effect of accounting change......  $(2,536)   $ (4,151)  $  (779)  $ (3,306)    $(10,772)    $(3,900)  $   2,301
                                     =======    ========   =======   ========     ========     =======   =========
Income taxes.......................  $  (622)   $ (1,867)  $   (25)  $   (597)    $ (3,111)    $(1,327)  $   3,768
                                     =======    ========   =======   ========     ========     =======   =========
Minority interest..................  $    --    $  1,374   $  (457)  $     --     $    917     $    --   $   1,314
                                     =======    ========   =======   ========     ========     =======   =========
Net income (loss) from continuing
  operations before cumulative
  effect of accounting change......  $(1,914)   $ (3,658)  $  (297)  $ (2,709)    $ (8,578)    $(2,573)  $  (2,781)
                                     =======    ========   =======   ========     ========     =======   =========
Cumulative effect of change in
  accounting principle.............  $  (115)   $   (183)  $  (382)  $(10,692)    $(11,372)    $    --   $ (12,112)
                                     =======    ========   =======   ========     ========     =======   =========
Net income (loss)..................  $(2,029)   $ (3,841)  $  (679)  $(13,401)    $(19,950)    $(2,573)  $ (14,893)
                                     =======    ========   =======   ========     ========     =======   =========
Depreciation and amortization......  $    66    $   (129)  $   148   $  1,494     $  1,579     $    65   $  10,214
                                     =======    ========   =======   ========     ========     =======   =========
Interest expense...................  $     9    $    234   $    --   $    685     $    928     $ 2,893   $   3,862
                                     =======    ========   =======   ========     ========     =======   =========
Capital expenditures...............  $  (145)   $     --   $     3   $  1,597     $  1,455     $     6   $   4,817
                                     =======    ========   =======   ========     ========     =======   =========
Gross identifiable assets at June
  30, 1999.........................  $ 1,652    $ 24,616   $50,377   $ 43,376     $120,021     $14,823   $ 467,904
                                     =======    ========   =======   ========     ========     =======   =========
Intersegment eliminations..........  $    --    $(23,564)  $    --   $     --     $(23,564)    $(5,461)  $(190,002)
                                     =======    ========   =======   ========     ========     =======   =========
Net identifiable assets at June 30,
  1999.............................  $ 1,652    $  1,052   $50,377   $ 43,376     $ 96,457     $ 9,362   $ 277,902
                                     =======    ========   =======   ========     ========     =======   =========

ITEM 2. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     The consolidated financial statements of The Pioneer Group, Inc. (the "Company") include the Company's three strategic business units. Pioneer Investment Management includes the investment management, marketing, distribution and servicing of the Company's mutual funds based in the United States and offshore funds based in Ireland. This business unit also provides investment management services for institutional investors. Pioneer International Financial Services includes the Company's investment management and financial services businesses in Poland, the Czech Republic, Russia and India. Pioneer Global Investments includes the Company's worldwide venture capital, real estate and timber operations. The Company decided to dispose of its gold mining operations in the second quarter of 1999 and, as such, reported these as discontinued operations. In June 2000, the Company sold its gold mining operations in Ghana to an unrelated third party. Management's Discussion and Analysis of Financial Condition and Results of Operations is presented in three sections: Results of Operations, Liquidity and Capital Resources -- General, and Future Operating Results.

     In the first quarter of 2000, the Board of Directors engaged the services of two investment banking firms to provide advice on enhancing shareholder value. At a special meeting of the Board held on March 2, 2000, the investment bankers presented their evaluations of several alternatives, including a possible sale of the Company. Subsequently, numerous third parties expressed interest in purchasing the Company in the form of non-binding proposals, and after executing the appropriate confidentiality agreements, several completed due diligence. Four of the parties submitted bids. On May 10, 2000, the Board agreed that a definitive merger agreement should be negotiated with UniCredito Italiano S.p.A., an Italian banking group based in Milan, Italy. An agreement was approved by the Board and entered into by the Company on May 14, 2000. The agreement is subject to shareholder, and other, approvals.

     As a result of this process, as well as the proxy contest initiated by a dissident shareholder (and subsequently withdrawn after the merger agreement was reached), the Company's results from operations reflect several unusual and temporary items. For example, mutual fund sales slowed and redemptions increased while many of the intermediaries who sell the Company's fund shares awaited the outcome of this process. The Company's most valuable assets are its relationships with clients and the employees who provide services to these clients. Accordingly, the Company increased its advertising and other sales promotional expenses and entered into various employee retention arrangements to maintain the value of these assets. Finally, these events have resulted in higher legal, proxy solicitation, investment banker, and other related expenses.

                             RESULTS OF OPERATIONS

CONSOLIDATED OPERATIONS

     The Company reported second quarter 2000 income of $11.3 million, or $0.43 per share, consisting of losses from continuing operations of $1.6 million, or $0.06 per share, and income from discontinued gold mining and Russian banking operations of $12.9 million, or $0.49 per share. During the second quarter of 1999, the Company reported a loss of $25.2 million, or $0.97 per share, consisting of losses from continuing operations of $0.4 million, or $0.01 per share, and losses from discontinued gold mining and powdered metals operations of $24.8 million, or $0.96 per share. Revenues from continuing operations were $62.4 million in the second quarter of 2000 compared to $63.6 million in the second quarter of 1999.

     The Company reported first half 2000 income of $13.4 million, or $0.50 per share, including income from continuing operations of $0.5 million, or $0.02 per share, and income from discontinued gold mining and Russian banking operations of $12.9 million, or $0.48 per share. During the six months ended June 30, 1999, the Company reported a loss of $45.7 million, or $1.77 per share, including losses from continuing operations of $2.8 million, or $0.11 per share, and losses from discontinued gold mining and powdered metals operations of $30.8 million, or $1.19 per share. Included in the loss from continuing operations is the one-time $3.4 million first quarter 1999 loss on the sale of the Company's U.S. venture capital operations. The results also included the impact of the first quarter write-off of unamortized capitalized start-up costs of $12.1 million, or $0.47 per share, as a result of the required change in accounting principle. Revenues from continuing operations were $122.0 million in the first half of 2000 and $121.4 million in the first half of 1999.

     Worldwide assets under management were approximately $23.5 billion at June 30, 2000, compared to $24.5 billion at December 31, 1999.

     The following table details revenues and net income (loss) by business segment for the three months and six months ended June 30, 2000 and 1999, respectively.

                         REVENUES AND NET INCOME (LOSS)
                             (DOLLARS IN MILLIONS)

                                                                  NET INCOME                         NET INCOME
                                                  REVENUES          (LOSS)          REVENUES           (LOSS)
                                                -------------   --------------   ---------------   --------------
                                                THREE MONTHS     THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                    ENDED           ENDED             ENDED            ENDED
                                                  JUNE 30,         JUNE 30,         JUNE 30,          JUNE 30,
                                                -------------   --------------   ---------------   --------------
BUSINESS SEGMENT                                2000    1999    2000     1999     2000     1999    2000     1999
----------------                                -----   -----   -----   ------   ------   ------   -----   ------
Pioneer Investment Management.................  $50.3   $51.4   $ 4.2   $  9.4   $103.0   $101.0   $11.6   $ 17.5
                                                -----   -----   -----   ------   ------   ------   -----   ------
Pioneer International Financial Services:
  Russia......................................    2.1     3.2    (0.7)    (0.1)     4.1      6.5    (1.1)    (0.3)
  Central and Eastern Europe..................    4.1     4.1    (1.3)    (5.7)     8.4      8.3    (2.5)    (8.7)
  Asia........................................     --      --    (0.1)    (0.1)      --       --    (0.2)    (0.2)
                                                -----   -----   -----   ------   ------   ------   -----   ------
                                                  6.2     7.3    (2.1)    (5.9)    12.5     14.8    (3.8)    (9.2)
                                                -----   -----   -----   ------   ------   ------   -----   ------
Pioneer Global Investments:
  Venture Capital.............................    0.2     0.2    (0.1)    (0.1)     0.3      0.5      --     (3.9)
  Real Estate.................................    0.4     0.4    (0.9)    (0.9)     0.9      0.8    (1.4)    (1.9)
  Timber......................................    5.3     4.3    (1.1)    (1.8)     5.3      4.3    (3.0)    (2.7)
                                                -----   -----   -----   ------   ------   ------   -----   ------
                                                  5.9     4.9    (2.1)    (2.8)     6.5      5.6    (4.4)    (8.5)
                                                -----   -----   -----   ------   ------   ------   -----   ------
Interest Expense and Other Expenses...........     --      --    (1.6)    (1.1)      --       --    (2.9)    (2.6)
                                                -----   -----   -----   ------   ------   ------   -----   ------
Total From Continuing Operations Before
  Accounting Change...........................  $62.4   $63.6   $(1.6)  $ (0.4)  $122.0   $121.4   $ 0.5   $ (2.8)
                                                -----   -----   -----   ------   ------   ------   -----   ------
Discontinued Operations.......................     --      --    12.9    (24.8)      --       --    12.9    (30.8)
                                                -----   -----   -----   ------   ------   ------   -----   ------
Cumulative Effect of Change in Accounting
  Principle (Start-up Costs)..................     --      --      --       --       --       --      --    (12.1)
                                                -----   -----   -----   ------   ------   ------   -----   ------
         Totals...............................  $62.4   $63.6   $11.3   $(25.2)  $122.0   $121.4   $13.4   $(45.7)
                                                =====   =====   =====   ======   ======   ======   =====   ======

PIONEER INVESTMENT MANAGEMENT

     Pioneer Investment Management ("PIM") recorded second quarter net income of $4.2 million compared to net income of $9.4 million in the second quarter of 1999. PIM recorded net income of $11.6 million for the six months ended June 30, 2000, compared to $17.5 million for the six months ended June 30, 1999. The $5.9 million earnings decline was attributable to higher labor expenses incurred to retain key sales and investment management employees in light of the uncertainty surrounding the sale process of the Company, higher advertising and selling expenses, and higher costs incurred to expand technology capabilities.

     PIM's assets under management at June 30, 2000 were approximately $23.0 billion compared to $24.1 billion at December 31, 1999. In the second quarter of 2000, sales of U.S. registered mutual funds (including reinvested dividends) were $0.8 billion, approximately $0.3 billion below sales in the second quarter of 1999. Net redemptions were approximately $0.5 billion, compared to net sales of $0.1 billion in the second quarter of 1999. For the six months ended June 30, 2000, sales of U.S. registered mutual funds (including reinvested dividends) were $1.5 billion, approximately $0.5 billion below sales in the comparable 1999 period. Net redemptions were $1.5 billion, compared to net sales of $0.1 billion in the first six months of 1999.

     Revenues of $50.3 million in the second quarter of 2000 decreased by $1.1 million. Management fee revenues of $36.4 million increased by $2.0 million, reflecting a 4.2 basis point increase in average management fees earned in the quarter. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $2.4 million to $11.3 million, as increased shareholder service fees partially offset lower distribution fees. Beginning in March 2000, the Company began reallowing 100% of its share of Class A share commissions to brokers and dealers as an incentive to increase sales. In April 2000, the Company initiated a similar program of additional front-end commission payments (50 basis points) to brokers and dealers to stimulate Class B share sales. The Company anticipates continuing these incentive programs through the third quarter of 2000.

     Revenues of $103.0 million in the first six months of 2000 increased by $2.0 million. Management fee revenues of $73.6 million increased by $5.9 million, reflecting slightly higher average assets under management ($23.3 billion for the six months ended June 30, 2000 compared to $23.1 billion for the same period ended June 30, 1999) and an increase in the effective management fee rate earned during the period. Revenues from underwriting commissions, distribution fees, and shareholder servicing fees decreased by $3.4 million to $24.1 million, largely due to a decline in sales of Class A shares and lower distribution fees as 100% of Class A share commissions were reallowed to brokers and dealers from March through June 2000.

     Costs and expenses increased by $7.0 million in the second quarter of 2000 to $44.3 million. For the six months ended June 30, 2000, costs and expenses of $85.9 million increased by $11.6 million. The year-to-date increase was attributable to higher payroll costs ($6.3 million) due to normal merit increases and higher headcount, coupled with special retention bonuses associated with the Company's proposed sale. Other expenses also increased by $5.3 million. A portion of this increase ($3.6 million) related to special advertising costs and incremental Class B share commissions. The remainder was largely due to new revenue sharing agreements and higher costs incurred to expand technology capabilities.

     PIM's effective tax rate for the second quarter of 2000 was 30% compared to 33% in the second quarter of 1999. For the six months ended June 30, 2000, PIM's effective tax rate was 31% compared to 34% in the first six months of 1999. The improvement was due to increased profitability at Pioneer Management (Ireland) Limited, which is taxed at a lower effective rate.

PIONEER INTERNATIONAL FINANCIAL SERVICES

     During the second quarter of 2000, Pioneer International Financial Services ("PIFS") lost $2.1 million on revenues of $6.2 million compared to a loss of $5.9 million on revenues of $7.3 million in the second quarter of 1999. During the first half of 2000, PIFS lost $3.8 million on revenues of $12.5 million compared to a loss of $9.2 million on revenues of $14.8 million for the corresponding period in 1999.

     PIFS' Central and Eastern European operations lost $1.3 million and $2.5 million for the second quarter and the first half of 2000, respectively. The losses were largely attributable to the Company's Polish pension company subsidiary ($0.9 million and $2.1 million, respectively). Central and Eastern European operations also posted losses for the second quarter ($5.7 million) and six months ended June 30, 1999 ($8.7 million). Again, the majority of the losses for the two periods were attributable to the Company's Polish pension company subsidiary. In April 1999, the Company sold 30% of its Polish pension company subsidiary to Nationwide Global Holdings, Inc. for $20 million. In addition, the Company has deconsolidated the Polish pension company subsidiary since control is shared with Nationwide and has accounted for its investment in the subsidiary under the equity method retroactive to January 1, 1999.

     PIFS' Russian operations lost $0.7 million for the second quarter 2000 and $1.1 million for the six months ended June 30, 2000. In contrast, the Russian operations lost $0.1 million the second quarter 1999 and $0.3 million for the six months ended June 30, 1999. The increase in year-to-date losses is in part related to a U.S. tax provision ($1.1 million) that was required due to a repatriation of earnings ($6.1 million).

PIONEER GLOBAL INVESTMENTS

     During the second quarter of 2000, Pioneer Global Investments lost $2.1 million on revenues of $5.9 million compared to losses of $2.8 million on revenues of $4.9 million in the second quarter of 1999. The $0.7 million improvement was due primarily to the timber business.

     In the first half of 2000, Pioneer Global Investments lost $4.4 million on revenues of $6.5 million compared to losses of $8.5 million on revenues of $5.6 million in the first half of 1999. The majority of the $4.1 million improvement was due to the Central and Eastern European venture capital business, which reported break even results for the period compared with a $3.9 million loss in 1999. The Company sold its U.S. venture capital operations in the first quarter of 1999 resulting in a loss of $3.4 million.

     The Company's real estate services operations reported losses of $0.9 million in the second quarters of both 2000 and 1999. Losses for the first half of 2000 and 1999 were $1.4 million and $1.9 million, respectively. The improvement of $0.5 million for the first half of 2000 reflects higher revenues and lower costs associated with the closing of the financing of the Polish Real Estate Fund.

  Timber Business

     The results of the timber business are substantially attributable to the operations of Forest-Starma, the Company's indirect wholly owned subsidiary. Forest-Starma harvests timber in the Khabarovsk Territory of Russia under a 49-year lease comprising 390,100 hectares (approximately 964,000 acres). Forest-Starma has developed a modern logging camp, including a harbor, from which it exports timber to markets in the Pacific Rim.

     Results of Operations. In the second quarter of 2000, the timber business lost $1.1 million compared to a loss of $1.8 million in the second quarter of 1999. For the six months ended June 30, 2000, the timber business lost $3.0 million compared to a loss of $2.7 million in the corresponding period of 1999.

     The timber segment's operating results for the first half of 2000 also included both income from U.S. tax benefits of approximately $15.1 million and the application of those tax benefits to reduce the carrying value of the Company's timber assets. The income, which is reflected on the Consolidated Statements of Operations as a credit to tax expense, represented realization in the U.S. of previously unrecognized foreign losses. In connection with the realization of the income tax benefits, the Company recorded a corresponding reduction in the carrying value of timber equipment and facilities and deferred development costs. The tax benefits were collected in the second quarter of 2000 and used to repay bank debt.

     Timber Production and Sales. Production during the three and six months ended June 30, 2000 was approximately 60,000 and 125,000 cubic meters, respectively. This represents decreases of 17% and 21%, respectively, compared with corresponding periods in 1999. As a result of lower production due to unusually adverse weather conditions and earlier-than-expected insect infestation that damaged the timber inventory during June, Forest-Starma recorded a $0.8 million lower of cost or market write-down of inventory at the end of the second quarter of 2000. During the second quarter of 2000, Forest-Starma shipped 107,000 cubic meters at an average realized price of $50 per cubic meter. In the second quarter of 1999, Forest-Starma shipped 99,000 cubic meters at an average realized price of $43 per cubic meter. There were no shipments in the first quarters of 2000 and 1999.

     Liquidity and Capital Resources. Forest-Starma had $4.3 million of external debt outstanding at June 30, 2000. Management expects to repay the remainder of this debt by September 2000.

     Recent Developments. The Company is exploring strategic alternatives with respect to its interest in the timber business.

DISCONTINUED OPERATIONS

     The following table summarizes discontinued operations for the three and six months ended June 30, 2000 and 1999:

                  INCOME/(LOSSES) FROM DISCONTINUED OPERATIONS
                             (DOLLARS IN MILLIONS)

                                                             THREE MONTHS
                                                                 ENDED         SIX MONTHS ENDED
                                                               JUNE 30,            JUNE 30,
                                                            ---------------    -----------------
                                                            2000      1999      2000      1999
                                                            -----    ------    ------    -------
Discontinued gold mining..................................  $11.9    $(23.5)   $11.9     $(29.4)
Discontinued powdered metals..............................     --      (1.3)      --       (1.4)
Discontinued Russian banking..............................    1.0        --      1.0         --
                                                            -----    ------    -----     ------
          Total...........................................  $12.9    $(24.8)   $12.9     $(30.8)
                                                            =====    ======    =====     ======

  Gold Mining

     During the second quarter of 1999, the Company reflected the gold mining segment as a discontinued operation. The gold mining segment consists of Pioneer Goldfields Limited and its 90%-owned Ghanaian operating subsidiary Teberebie Goldfields Limited, and Closed Joint-Stock Company "Tas-Yurjah Mining Company", the Company's majority owned (95%) Russian subsidiary. The Company sold its gold mining operations in Ghana on June 19, 2000.

     Mining operations ceased at the end of 1999 and all processing activities ceased during the second quarter of 2000. Income from discontinued gold operations in the first half of 2000 was $11.9 million resulting from the gain on the sale of the Ghanaian gold mining operations. Losses in the first half of 1999 were $29.4 million, including $11.8 million from first half 1999 operations and $17.6 million from the estimated loss on the disposition of the gold mining operations in Ghana. The estimated loss of $17.6 million was based on an assessment of asset values at the time. An additional loss reserve of approximately $36.0 million was recorded in the third quarter of 1999 to reflect a refinement of the asset values based on preliminary offers received during that quarter.

  Powdered Metals

     The Company sold, for nominal value, its powdered metals operations at the end of the third quarter of 1999. Losses of $1.3 million for the second quarter and $1.4 million for the six months ended June 30, 1999 included $1.0 million from the estimated loss on the disposition of this business, including closing costs associated with the disposition and a provision for future operating losses. The actual loss from the disposition was $0.9 million.

  Russian Banking Operations

     The Company sold its stock in its Russian banking operations in December 1998 to an unrelated third party. At the same time, the Company pursued an insurance claim under a fidelity bond policy for certain losses incurred at the bank prior to its sale. The insurance claim was settled in April 2000, and the Company recognized a net gain of approximately $1.0 million.

OTHER

     The Company had net interest expense and other expenses of $1.6 million in the second quarter of 2000 compared to $1.1 million in the second quarter of 1999. For the six months ended June 30, 2000, net interest and other expenses were $2.9 million compared to $2.6 million in the first six months of 1999. The year-to-date increase in expenses resulted from investment banking fees ($1.4 million) relating to the Company's strategic evaluation process that were partially offset by a reduction in interest expense due to the repayment of the Corporate Revolver in May 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

     In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The new standard, which the Company adopted in the first quarter of 1999, required that entities expense costs of start-up activities as those costs are incurred. The Company had capitalized certain pre-operating costs in connection with its natural resource operations and had capitalized certain organizational costs associated with its financial services operations. In the first quarter of 1999, as a result of this new standard, the Company recorded a cumulative effect of a change in accounting principle of approximately $12.1 million related principally to its timber operations.

                   LIQUIDITY AND CAPITAL RESOURCES -- GENERAL

     Liquid assets consisting of cash and marketable securities increased by $11.9 million during the six months ended June 30, 2000 to $52.5 million. Cash provided from ongoing operations, combined with tax refunds received, the exercise of stock options and proceeds from the gold mining sale and the Russian bank insurance claim, were used to pay off the Company's Corporate Revolver ($40 million).

     The Company believes that it is in sound financial condition, that it has sufficient liquidity from operations and financing facilities to cover short-term commitments and contingencies and that it has adequate capital resources to provide for long-term commitments.

                            FUTURE OPERATING RESULTS

     From time to time, management may make forward-looking statements in this Quarterly Report, in other documents that we file with the Securities and Exchange Commission (including those documents incorporated by reference into the Form 10-K), in press releases or in other public discussions. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for these statements. For this purpose, a forward-looking statement is any statement that is not a statement of historical fact. Forward-looking statements include those about our plans or strategies for our domestic and international financial services and global investment businesses, our anticipated revenue growth, changes we expect in the amount or composition of our assets under management, our anticipated expenses, our liquidity and capital resources, and our expectations about market conditions. You can identify forward-looking statements by the words "may," "believes," "anticipates," "plans," "expects," "estimates," and other similar expressions. Our forward-looking statements are based on currently available information and management's expectations of future results but necessarily involve certain assumptions. We caution readers that our assumptions involve substantial risks and uncertainties. Consequently, any forward-looking statement could turn out to be wrong. Many factors could cause actual results to differ materially from our expectations. Below we describe some of the important factors that could affect our revenues or results of operations.

     In May 2000, we announced that we had agreed to be acquired by UniCredito Italiano S.p.A. The news of this sale has created uncertainty for our mutual fund shareholders and employees. During this period of uncertainty, we are subject to the risks of redemptions in our mutual funds, loss of business opportunities, and difficulty in hiring and retaining quality employees. In fact, mutual fund sales have slowed and redemptions have increased. Additionally, the Company has incurred significant expenses in connection with this process. We cannot guarantee that the uncertainties will not have further adverse effects on our financial condition and financial results.

     A significant portion of our revenues comes from investment management fees and underwriting and shareholder services fees. Our success in the investment management and mutual fund share distribution businesses results primarily from good investment performance. If our investments perform well, we tend to see higher sales of shares and lower redemptions of shares. Sales of shares result in increased assets under management, which, in turn, generate higher management fees. Good performance also attracts institutional accounts. On the other hand, relatively poor performance tends to cause decreased sales and increased redemptions and the loss of institutional accounts. As a result, we can see a corresponding decrease in our revenues. In addition, economic and market conditions which are beyond our control can affect investment performance. Also, five of our mutual funds (including the two largest funds) have management fees that depend upon each fund's performance relative to the performance of established stock indices. As a result, management fee revenues may be subject to unexpected volatility.

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

     Our investment management operation is subject to extensive regulation in the United States, including regulation by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Also, we are subject to the laws of non-U.S. jurisdictions and non-U.S. regulatory agencies or bodies. If we do not comply with applicable laws or regulations, we could suffer fines, suspensions of personnel or other sanctions. Certain changes in laws or regulations or in government policies could have a material adverse effect on our business.

     We have several operations and investments outside of the U.S., including the timber operations in the Russian Far East and the financial services operations in Eastern and Central Europe. Many factors unique to these foreign locations can have negative effects on our operations and investments there. Some of these factors are exchange controls, currency fluctuations, taxation, political and economic instability, ineffective regulatory oversight and laws or policies of the particular countries in which we have operations. We cannot guarantee that we will be able to obtain permits, authorizations, regulatory approvals or agreements to implement plans at our foreign projects in a manner or within time frames that make these plans economically feasible. Also, we do not know whether applicable laws or the governing political authorities in the relevant locations will change unfavorably or whether any such changes cost us material amounts of money or effort.

     The commercial feasibility of Forest-Starma depends on a number of factors that we cannot control. Some of these factors are the price of timber, weather conditions, political stability in Russia and the strength of the Japanese and Korean economies, which are the primary markets for Forest-Starma's timber.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits: None.

     (b) Reports filed on Form 8-K:

     The Company filed a Form 8-K on May 16, 2000 to report entering into the Agreement and Plan of Merger dated May 14, 2000 between the Company and UniCredito Italiano S.p.A. A copy of the agreement was included in the Form 8-K, as was the Company's press release regarding such agreement and the forms of Distribution Agreement and Tax Separation Agreement to be entered into in connection with the agreement.

     The Company filed a Form 8-K on June 27, 2000 to report the consummation of the sale under the Purchase Agreement dated May 11, 2000 among the Company, Pioneer Goldfields II Limited, Ashanti Goldfields Company Limited and Ashanti Goldfields Teberebie Limited.

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

Dated: August 7, 2000

                                                 THE PIONEER GROUP, INC.

                                                  /s/ ERIC W. RECKARD
                                          --------------------------------------
                                                     Eric W. Reckard
                                                 Executive Vice President
                                          Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

EXHIBIT NUMBER                          DESCRIPTION
--------------                          -----------
    27.00       Financial Data Schedule.